Form 10-K
period 2025-12-31
Grayscale XRP Trust ETF
filed 2026-03-12
CIK 2037427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 001-42970

Grayscale XRP Trust ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-6768079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

290 Harbor Drive, 4th Floor Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale XRP Trust ETF Shares	GXRP	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2025, as reported by NYSE Arca, Inc. on that date: Not applicable

Number of Shares of the registrant outstanding as of March 6, 2026: 2,760,100

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Industry and Market Data

Although we are responsible for all disclosure contained in this Annual Report on Form 10-K, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the XRP industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale XRP Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to, those described in “Item 1A. Risk Factors.”

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business include, but are not limited to, the following:

Risk Factors Related to Digital Assets

•
Extreme volatility of trading prices that many digital assets, including XRP, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.
•
The medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.
•
Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of XRP.
•
Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.
•
A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

Risk Factors Related to the Digital Asset Markets

•
Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.
•
The value of the Shares relates directly to the value of XRP held by the Trust, the value of which may be highly volatile and subject to fluctuations.

•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares.
•
Digital Asset Trading Platforms may be exposed to front-running and wash-trading.
•
The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.
•
Competition from the emergence or growth of other digital assets could have a negative impact on the price of XRP and adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

•
The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s XRP and to the operations of the Trust.
•
The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers.
•
The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market.
•
Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.
•
The current unavailability of in-kind creations and redemptions of Shares could have adverse consequences for the Trust.
•
Extraordinary expenses, tax liabilities arising from XRP sales without distributions, indemnification obligations, intellectual property claims, and disruptions from pandemics or other disasters could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

•
A determination that XRP or any other digital asset is a “security” may adversely affect the value of XRP and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.
•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares.
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.
•
The Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.
•
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.
•
The uncertain and evolving tax treatment of the Trust, digital assets, XRP and transactions involving XRP under U.S. federal, state, and local tax laws could adversely affect the value of the Shares.

Risk Factors Related to Potential Conflicts of Interest

•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust.
•
Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it would trigger early termination of the Trust.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 97.

v

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale XRP Trust ETF (formerly known as Grayscale XRP Trust) (the “Trust”) is a Delaware Statutory Trust that was formed on August 5, 2024 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”).

The Trust’s purpose is to hold Ripple tokens (“XRP”), which are digital assets that are created and transmitted through the operations of the peer-to-peer XRP Network, a decentralized network of computers that operates on cryptographic protocols.

As of December 31, 2025, the Trust holds approximately 0.20% of the XRP in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the XRP Network. As a decentralized digital asset network, the XRP Network consists of several stakeholders, including core developers of XRP, users, services, businesses, miners and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of XRP confers no such rights.

On November 20, 2025, the Trust changed its name from Grayscale XRP Trust to Grayscale XRP Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. Since its inception and prior to listing its Shares on NYSE Arca, the Trust had issued common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of XRP.

On September 17, 2025, the Securities and Exchange Commission (the “SEC”) approved a proposed rule change for new Rule 8.201-E (Generic) pursuant to Rule 19b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) to amend NYSE Arca, Inc.’s (“NYSE Arca”) listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain generic requirements (the “Generic Listing Standards”). On November 21, 2025, NYSE Arca certified its approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and registration of the Shares under the Exchange Act, which began trading on NYSE Arca on November 24, 2025 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-289818), and since then, the Trust issues shares pursuant to the registration statement on a continuous basis. The Shares are listed on NYSE Arca under the ticker symbol “GXRP.”

As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on XRP per Share) to reflect the value of the XRP held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. The Trust does not seek to generate returns beyond tracking the price of XRP. There can be no assurance that the Trust will be able to achieve its investment objective. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Until December 31, 2024, Grayscale Investments, LLC was the sponsor and administrator of the Trust. As a result of the Reorganization (as defined herein), on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), consolidated subsidiaries of Digital Currency Group, Inc. (“DCG”), became Co-Sponsors of the Trust. On January 3, 2025 GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025 GSIS is the sole remaining Sponsor. Prior to May 3, 2025, all references herein to the “Sponsor” shall be deemed to include both GSIS and GSO as Sponsors unless the context otherwise requires, and on or after May 3, 2025, all references herein to the “Sponsor” shall refer only to GSIS. CSC Delaware Trust Company is the trustee (the “Trustee”) of the Trust, The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”) of the Trust.

The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time.

The Trust creates Baskets of Shares only upon receipt of XRP and redeems Shares only by distributing XRP or proceeds from the disposition of XRP. At this time, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “Cash Orders”, as the Participant Agreements do not currently provide for in-kind creations and redemptions. The Trust may effect creations and redemptions through in-kind transactions in the future if and when a Participant Agreement is entered into or amended to provide for in-kind creations and redemptions. The value of a Basket is based on the amount of XRP represented by the Basket, determined by reference to the Index Price. For a more detailed description of the Index and the Index Price, see “—The Index and the Index Price.” For a more detailed description of the creation and redemption procedures, see “—Description of Creation and Redemption of Shares.”

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an internet website at etfs.grayscale.com/gxrp, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section

13(a) or 15(d) of the Exchange Act, as amended, are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other reports or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective

The Trust’s investment objective is for the value of the Shares (based on XRP per Share) to reflect the value of XRP held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities.

In the event the Shares trade at a substantial premium, investors who purchase Shares on NYSE Arca will pay substantially more for their Shares than investors who purchase Shares directly from Authorized Participants. The value of the Shares may not reflect the value of the Trust’s XRP, less the Trust’s expenses and other liabilities, for a variety of reasons, including any halting of creations or redemptions by the Trust, XRP price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-concurrent trading hours between NYSE Arca and the global trading platform market for trading XRP. As a result, the Shares may trade at a premium over, or a discount to, the value of the Trust’s XRP, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective from time to time.

From November 24, 2025 (the Uplisting Date) to December 31, 2025, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 0.6%, the average premium was 0.2%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 0.8%, and the average discount was 0.3%. As of December 31, 2025, the Trust’s Shares were listed on NYSE Arca at a premium of 0.1% to the Trust’s NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

While an investment in the Shares is not a direct investment in XRP, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to XRP. A substantial direct investment in XRP may require expensive and sometimes complicated arrangements in connection with the acquisition, security and safekeeping of the XRP and may involve the payment of substantial fees to acquire such XRP from third-party facilitators through cash payments of U.S. dollars. Because the value of the Shares is correlated with the value of the XRP held by the Trust, it is important to understand the investment attributes of, and the market for, XRP.

The Trust’s XRP are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“U.S. GAAP”). The Trust determines the fair value of XRP based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a U.S. GAAP basis is referred to in this Annual Report as “Principal Market NAV.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its “NAV,” a non-GAAP metric, which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, or other fiat currency), less the U.S. dollar value of the Trust’s expenses and other liabilities, calculated in the manner set forth under “—Valuation of XRP and Determination of NAV.” “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with U.S. GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with U.S. GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that XRP is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that XRP is a security, the Sponsor does not intend to permit the Trust to continue holding XRP in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940, as amended (the “Investment Company Act”)). See “—Description of the Trust Agreement—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—A determination that XRP or any other digital asset is a “security” may adversely affect the value of XRP and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2025, each Share represented approximately 19.4013 of one XRP. The logistics of accepting, transferring and safekeeping of XRP are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

The Shares have certain other key characteristics, including the following:

•
Easily Accessible and Relatively Cost Efficient. Investors in the Shares can also directly access the Digital Asset Markets. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use XRP by using the Shares instead of directly purchasing and holding XRP, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of XRP.
•
Market-Traded and Transparent. The Shares are listed on NYSE Arca. The Sponsor believes the quotation of the Shares on NYSE Arca provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on etfs.grayscale.com/gxrp.
•
Minimal Credit Risk. The Shares represent an interest in actual XRP owned by the Trust. The Trust’s XRP are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and XRP futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the XRP for the Trust using offline storage, or “cold storage”, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from many competing digital asset financial vehicles in the following ways:

•
Custodian. The Custodian that holds the private key shards associated with the Trust’s XRP is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.
•
Cold Storage of Private Keys. The private key shards associated with the Trust’s XRP are kept in cold storage, which means that the Trust’s XRP are disconnected and/or deleted entirely from the internet. See “—Custody of the Trust’s XRP” for more information relating to the storage and retrieval of the Trust’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.
•
Location of Private Vaults. Private key shards associated with the Trust’s XRP are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.
•
Enhanced Security. Transfers from the Trust’s Vault Balance require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s XRP. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s XRP.
•
Custodian Inspections. The Custodian has agreed to allow the Trust and the Sponsor to take such steps as necessary to verify that satisfactory internal control systems and procedures are in place.
•
Directly Held XRP. The Trust directly owns actual XRP held through the Custodian. This may differ from other digital asset financial vehicles that provide XRP exposure through other means, such as the use of financial or derivative instruments.
•
Sponsor’s Fee. The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for XRP transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling XRP as necessary to cover the Sponsor’s Fee and/or any Additional Trust Expenses, (iii) transferring XRP in exchange for Baskets surrendered for redemption, (iv) causing the Sponsor to sell XRP on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof (subject to NYSE Arca obtaining regulatory approval from the SEC), as described in “—Incidental Rights and IR Virtual Currency” below and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Prime Broker Agreement, the Index License Agreement and the Participant Agreements.

The Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency (subject to NYSE Arca obtaining regulatory approval from the SEC), provided that such activities do not conflict with the terms of the Trust Agreement. See “—Incidental Rights and IR Virtual Currency” for more information. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of XRP.

Incidental Rights and IR Virtual Currency

The Sponsor has notified the Prime Broker, the Custodian and Coinbase Credit, Inc. (“Coinbase Credit”), on behalf of the Trust (such notice, the “Pre-Creation/Redemption Abandonment Notices”) that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares (each such time, a “Creation Time” or “Redemption Time”, respectively), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. An abandonment made pursuant to the Pre-Creation/Redemption Abandonment Notices is referred to herein as a “Pre-Creation/Redemption Abandonment.” Pursuant to the Pre-Creation/Redemption Abandonment Notices, a Pre-Creation/Redemption Abandonment would not apply to any Incidental Right or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Incidental Right or IR Virtual Currency at any time prior to the relevant Creation Time or Redemption Time or (ii) such Incidental Right or IR Virtual Currency has been subject to a previous Pre-Creation/Redemption Abandonment. An “Affirmative Action” refers to a written notification from the Sponsor to the Prime Broker, the Custodian or Coinbase Credit of the Trust’s intention (i) to acquire and/or retain an Incidental Right and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time or Redemption Time, an Incidental Right and/or IR Virtual Currency.

As a result of the Pre-Creation/Redemption Abandonment Notices, the Trust generally has abandoned, prior to each relevant Creation Time or Redemption Time, any Incidental Right or IR Virtual Currency that it may have had any right to receive at such time. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Pre-Creation/Redemption Abandonment Notices or Affirmative Actions. Furthermore, the Prime Broker, the Custodian and Coinbase Credit has/have no authority, pursuant to the Prime Broker Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial arrangement with the Prime Broker, the Custodian and Coinbase Credit. In addition, the Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Right or IR Virtual Currency and, therefore, irrevocably abandon any Incidental Right and IR Virtual Currency to which the Trust may become entitled in the future.

Because the Sponsor has committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders will not receive the benefits of any forks or airdrops.”

The Sponsor has controls in place to monitor for material hard forks or airdrops. The Sponsor will notify investors of any material change to its policy with respect to Incidental Rights and IR Virtual Currency by filing a current report on Form 8-K.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on XRP per Share) to reflect the value of XRP held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on NYSE Arca (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between NYSE Arca and larger Digital Asset Trading Platforms. While the Shares are listed and trade on NYSE Arca from 4:00 a.m. until 8:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the XRP Industry and Market

XRP is a digital asset that is created and transmitted through the operations of the peer-to-peer XRP Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the XRP Network, the infrastructure of which is collectively maintained by a decentralized user base. The XRP Network allows people to exchange tokens of value, called XRP, which are recorded on a public transaction ledger. XRP can be used to pay for goods and services, including to send a transaction on the XRP Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system.

Although launched in 2012, the concept for XRP and the XRP Ledger traces back to 2004 when a web developer started work on a decentralized payment system that would enable users to create and trade their own cryptocurrencies in a peer-to-peer manner. More of an alternative payment system than a cryptocurrency itself, it laid the conceptual foundation of what would become XRP and the XRP Ledger. The project was eventually handed over to Jed McCaleb, Arthur Britto and David Schwartz in 2011 who were seeking to address some of their concerns related to the scalability of bitcoin and the energy intensive nature of the “proof-of-work” validation mechanism utilized by the Bitcoin network that relied on “mining.” Their goal was to create a decentralized ledger that used a network of validators that would agree on transactions in a fast and secure manner, without relying upon mining. This led to the development of a consensus-based algorithm. It is this mechanism, as opposed to the proof-of-work mechanism utilized by the Bitcoin blockchain or the “proof-of-stake” mechanism utilized by the Ethereum network, that allows the XRP Ledger to be fast, energy-efficient and scalable, and therefore suitable for its most prominent use case, the facilitation of cross-border financial transactions. Proponents of the consensus-based algorithm often cite several key advantages it offers. The first is near-instantaneous settlement of transactions, which normally occurs within 3 to 5 seconds. The second is energy efficiency. Unlike proof-of-work systems, which require massive computational power to secure the network, the consensus-based algorithm is relatively light in terms of energy usage, as it relies on trusted validators rather than mining. A third advantage is scalability. The XRP Ledger can handle up to 1,500 transactions per second, far more than the Bitcoin or Ethereum blockchain. This makes the XRP Ledger an attractive option for high-volume use cases, such as cross-border payments. Lastly, because validators do not need to spend resources on mining, transaction fees are extremely low (typically a fraction of a cent per transaction).

The XRP Network is based on a shared public ledger, similar to the Bitcoin Network. However, the XRP Network differentiates itself from other digital asset networks in that its stated primary function is transactional utility, not store of value. The XRP Network is designed to be a global real-time payment and settlement system. As a result, the XRP Network and XRP aim to improve the speed at which parties on the network may transfer value while also reducing the fees and delays associated with the traditional methods of interbank payments.

The XRP Network’s intended function is to allow users or businesses to conduct cross-currency transactions securely and quickly. A conventional cross-currency transaction often requires liquidity providers to work across several currency pairs to facilitate the transaction, which increases transaction costs and can be time-intensive, particularly when transacting between two rarely traded currency pairs. To reduce the costs and time associated with such transactions, XRP functions as a bridge token; it facilitates liquidity between any two currencies by acting as a bridge between such currencies. In an XRP-facilitated transaction, instead of working across several currency pairs, liquidity providers use XRP to transfer value between two currencies. Two types of parties are required for a transaction to occur on the XRP Network: (a) “gateways”, which are typically a financial intermediary, such as a bank, exchange or money transmitter that allows customers to put money into and remove money from the XRP Network system; and (b) market makers that facilitate liquidity in the system. Gateways serve as the first link in the chain between the sender and the recipient when the sender wants to make a payment and the last link in the chain when the sender wants to receive a payment. Gateways accept payments, issue balances to the distributed ledger maintained by Ripple Labs, and redeem ledger balances against the payments they hold when fiat currency is withdrawn. Gateways share one global ledger on the XRP Network and may have anti-money laundering and know-your-customer policies to prevent criminal activity. Market makers on the XRP Network hold balances in multiple currencies and connect multiple gateways, thus facilitating payments between users where no direct trust exists by enabling exchanges of value across gateways. As of December 31, 2025, more than 100 financial institutions have signed up to use the XRP Network.

Similar to the Bitcoin Network, anyone can join and start using the XRP Network; however unlike the Bitcoin Network, which operates on a fully permissionless blockchain, the XRP Network is maintained by a Trusted Nodes List that accept or reject transactions on the XRP Ledger. As of September 2025, the default configuration for the XRP Network has two Trusted Nodes Lists: one published by the XRP Foundation and one published by Ripple Labs. Typically, these default Trusted Nodes Lists are very similar to one another or even identical. As of October 2025, Ripple Labs runs only 3 of the 35 validators in the default Trusted Nodes Lists.

In addition, XRP can be used to pay transaction fees incurred in such cross-currency transactions, with one transaction costing approximately 0.00001 XRP. This transaction fee payment via XRP acts as a safeguard against the system being overwhelmed by any single active participant trying to put through millions of transactions at once, thus promoting the system’s functionality. Within the XRP Network’s currency exchange, XRP are traded freely against other currencies, and its market price fluctuates against dollars, euros, yen, Bitcoins and other digital and non-digital currencies and assets.

Decentralized Applications, or “dApps,” are software programs built on distributed ledgers that allow users to transact or interact without a central intermediary. Unlike blockchains such as the Ethereum or Solana networks that natively support general-purpose “smart contracts” (self-executing programs that can automate complex transactions), the XRP Network’s functionality has historically focused on payments, token transfers, and simple financial applications, resulting in a comparatively smaller and more specialized dApp ecosystem. However, the XRP Network supports an expanding ecosystem of dApps. As of September 30, 2025, there are approximately 50 dApps deployed and active on the XRP Network according to industry tracker DappRadar. The XRP Network's continued growth relies on an active and expanding developer community, which is currently estimated to include more than 150 actively engaged developers each month according to the Electric Capital Developer Report.

The initial creation of XRP was controlled by Ripple Labs, and Ripple Labs retains a central role in managing the supply and distribution of XRP due to the large quantity of XRP it retains. Ripple Labs, Inc. does not sell, exchange, transmit or retain custody of XRP for consumers or the public at large, but rather commits XRP to the system so that it can be used to facilitate payments among institutions as a “bridge token” and for transaction fees.

The value of XRP is determined by the supply of, and demand for, XRP on exchanges where XRP is traded or in private end-user-to-end-user transactions, much of which is driven by speculation.

The concept for XRP and the XRP Ledger traces back to 2004 when a web developer started work on a decentralized payment system that would enable users to create and trade their own digital assets in a peer-to-peer manner. More of an alternative payment system than a digital asset itself, it laid the conceptual foundation of what would become XRP and the XRP Ledger. The project was eventually handed over to Jed McCaleb, Arthur Britto and David Schwartz in 2011 who were seeking to address some of their concerns related to the scalability of bitcoin and the energy intensive nature of the “proof-of-work” validation mechanism utilized by the Bitcoin network that relied on “mining.” Their goal was to create a decentralized ledger that used a network of validators that would agree on transactions in a fast and secure manner, without relying upon mining. This led to the development of a consensus-based algorithm, the Ripple Protocol Consensus Algorithm, which underpins the XRP Ledger that was launched in 2012 by Ripple Labs (then known as OpenCoin).

Although Ripple Labs and the XRP Foundation continue to exert significant influence over the direction of the development of the XRP Network, like the Bitcoin Network and the Ethereum Network, the XRP Network is decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of XRP.

Overview of the XRP Network’s Operations

In order to own, transfer or use XRP directly on the XRP Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the XRP Network. XRP transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending XRP, a user must notify the XRP Network of the transaction by broadcasting the transaction data to its network peers. The XRP Network provides confirmation against double-spending by memorializing every transaction in the XRP Ledger, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the XRP Network validation process, which compares XRP Ledger data, including recent transaction information, across the XRP Network.

XRP Spot and Futures Markets

The CFTC has regulatory jurisdiction over the XRP futures markets. In addition, because the CFTC has determined that XRP is a non-security “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for XRP. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges, spot Digital Asset Trading Platforms or retail transactions involving spot XRP that do not utilize collateral, leverage, or financing. Similar to SEC Chairman Atkins, CFTC Acting Chairman Pham announced on August 1, 2025 a “crypto sprint” to begin implementing the recommendations of the working group report. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over XRP futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for XRP trading or transactions.

In May 2025, the CME as a designated contract market (“DCM”) registered with the CFTC launched new contracts for XRP futures products. DCMs are boards of trades (commonly referred to as exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the CEA. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established under Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of XRP futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; monitor data from cash markets with respect to price settlements and other XRP prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request

The CME XRP futures contracts are cash-settled, based on the CME CF XRP-Dollar Reference Rate, calculated daily at 3:00 p.m. UTC. The first day of trading on CME saw approximately $1.5 million in notional value traded. On August 4, 2025, CFTC Acting Chairman Caroline D. Pham announced that the CFTC will launch an initiative for trading spot crypto asset contracts that are listed on a CFTC-registered futures exchange (DCM). This is the first initiative in the CFTC’s “crypto sprint” to start implementation of the recommendations in the President’s Working Group on Digital Asset Markets report. Members of the public were invited to written input by August 18, 2025 through the CFTC website.

Summary of an XRP Transaction

Prior to engaging in XRP transactions directly on the XRP Ledger, a user generally must first install on its computer or mobile device an XRP Network software program that will allow the user to generate a private and public keypair associated with an XRP address. The XRP Network software program and the XRP address also enable the user to connect to the XRP Network and transfer XRP to, and receive XRP from, other users.

Each XRP Network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive XRP, the XRP recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the XRP. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the XRP contained in the associated address. Likewise, XRP is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending XRP, a user’s XRP Network software program must validate the transaction with the associated private key. In addition, since every computation on the XRP Network requires processing power, there is a transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s XRP Network software program to the XRP Network validators to allow transaction confirmation.

Some XRP transactions are conducted “off-blockchain” and are therefore not recorded in the XRP Ledger. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding XRP or the reallocation of ownership of certain XRP in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Trading Platform. In contrast to on-blockchain transactions, which are publicly recorded on the XRP Ledger, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly XRP Network transactions in that they do not involve the transfer of transaction data on the XRP Network and do not reflect a movement of XRP between addresses recorded in the XRP Ledger. For these reasons, off-blockchain transactions are subject to risks as any such transfer of XRP ownership is not protected by the protocol behind the XRP Network or recorded in, and validated through, the ledger mechanism.

Consensus and Validation Process

The XRP Network is kept running by many distributed servers, called nodes, that process transactions. A transaction begins when a user’s XRP Network software signs and transmits transaction information to nodes, which relay these candidate transactions throughout the XRP Network for processing.

The nodes on the XRP Network are either tracking nodes or validating nodes. Tracking nodes receive and relay information to the other nodes. Validating nodes perform the same functions as tracking nodes and additionally contribute to advancing the XRP Ledger by validating transactions.

Before a transaction is validated, nodes on the network share information about candidate transactions that have not yet been recorded to the XRP Ledger. Through the consensus process, validating nodes agree on which candidate transactions will be considered for inclusion to the XRP Ledger. Nodes communicate and update proposals until a supermajority of validating nodes agree on the same set of candidate transactions, at which point the transactions will be validated and the nodes will begin the consensus process for the next group of candidate transactions.

XRP Supply

Unlike other digital assets such as Bitcoin, which are solely created through a progressive mining process, 100 billion XRP were created in connection with the launch of the XRP Network, a supply limit that is intended to remain fixed. The initial 100 billion XRP were distributed as follows:

Ripple Labs: 80 billion XRP, or 80% of the initial supply, were allocated to Ripple Labs for operational costs incurred in the facilitation of the growth and development of the XRP Network.

Core Team and Co-Founders: 20 billion XRP, or 20% of the initial supply, were allocated to the XRP Network core team and co-founders to compensate for their early efforts in the development of the XRP Network.

Beyond the initially issued XRP amount, no further XRP can be created according to the XRP Network protocol. Out of the 100 billion initially issued XRP, approximately 59.8 billion have entered circulation. By the end of 2017, Ripple Labs placed 55 billion XRP of its 80 billion XRP allocation into a cryptographically-secured escrow account, which utilizes smart contracts to “lock” such escrowed XRP until a certain time, or until certain conditions have been met. Such escrow contracts are used to establish contracts of 1 billion XRP, each of which is set to expire in succession on the first day of every month beginning in January 2018. As each contract expires, the XRP will become available for Ripple Labs’ use. Ripple Labs expects to use XRP to continue incentivizing market makers to offer tighter spreads between currency pairs in exchange for XRP and to sell XRP to institutional investors. Unused XRP at the end of each month reenters the escrow cycle and is placed into a new escrow account that will expire in the 55th month from that date. This mechanism is intended to ensure that a large amount of XRP will not enter the market at one time and lead to a substantial reduction in the price of XRP.

Additionally, the fixed supply of XRP, combined with the burning of XRP (removed from circulation) as transaction fees, could create deflationary pressure over time. A small amount of XRP is burned with every transaction to prevent spam on the network. While the amount of XRP burned per transaction is minuscule, over time, the total supply of XRP will slowly decrease. This could lead to a deflationary environment where the decreasing supply drives up the price of XRP, making it less practical as a medium of exchange. Additionally, as the total supply of XRP slowly shrinks due to burning, liquidity could become an issue in the distant future, potentially making it harder for businesses and users to access sufficient XRP for their transactions or for the Trust to operate.

Modifications to the XRP Network

Although the XRP Network’s protocol is an open source project, it is largely managed by Ripple Labs and the XRP Foundation, which generally have control over amendments to, and the development of, the protocol’s source code. Therefore, it is generally the Ripple Labs developers that are able to access and alter the XRP Network source code and, as a result, they are responsible for official releases of updates and other changes to the XRP Network’s source code. The release of updates to the XRP Network’s source code does not guarantee that the updates will be automatically adopted. Users and nodes must accept any changes made to the XRP Network’s source code by downloading the proposed modifications.

A modification of the XRP Network’s source code is effective only with respect to the XRP Network users and nodes that download it. If a modification is accepted by only a percentage of users and nodes, a division in the XRP Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” Consequently, as a practical matter, a modification to the source code becomes part of the XRP Network only if accepted by participants collectively having most of the processing power on the XRP Network.

Forms of Attack Against the XRP Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the XRP Network contains certain flaws. For example, the XRP Network requires users to maintain a list of trusted nodes to verify transactions on the XRP Network. If a malicious actor were to gain control over or compromise a sufficient number of trusted nodes, or compromise the integrity of popular or commonly adopted trusted node lists, it could interfere with ledger consensus and potentially manipulate or disrupt the XRP Ledger. Any attack on the XRP Network that impacts the ability to transfer XRP could have a material adverse effect on the price of XRP and the value of an investment in the Shares. Other digital currency networks have been subject to denial of service attacks which have led to delays in transactions and the transfer of the digital assets. Similar attacks could be attempted on the XRP Ledger by flooding it with excessive transaction volume, which could impair throughput and delay transfers of XRP.

Malicious actors can also conduct a variety of other attacks or exploit a variety of other types of vulnerabilities to negatively impact XRP or the XRP Network. A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover. Further, the XRP Ledger codebase or widely used client libraries may contain undiscovered flaws. Exploiting such vulnerabilities could impair network functionality, disrupt consensus, or cause loss of XRP. Moreover, advances in computing technologies, including quantum computing, could eventually weaken or break the cryptographic algorithms securing XRP accounts, posing long-term systemic risks.

Market Participants

Nodes

The nodes on the XRP Network are either tracking nodes or validating nodes. Tracking nodes receive and relay information to the other nodes. Validating nodes perform the same functions as tracking nodes and additionally contribute to advancing the XRP Ledger by validating transactions. As of December 31 2025, Ripple Labs runs only 3 of the 35 validators in the default Trusted Nodes List.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. For XRP in particular, currently more than 100 financial institutions have signed up to use XRP Network technology. However, many of these financial institutions are using Ripple Labs’ other distributed ledger solutions, which do not require XRP to function.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer XRP transactions through the direct sending of XRP over the XRP Network. The retail sector also includes transactions in which consumers purchase goods and services from commercial or service businesses through direct transactions or third-party service providers, although the use of XRP as a means of payment is still developing and has not yet been accepted in the same manner as Bitcoin or Ethereum due to its infancy and because XRP has a different purpose than Bitcoin.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of XRP. For buying and selling XRP, Crypto.com, Kraken, Bullish, Bitstamp by Robinhood and LMAX Digital are some of the largest Digital Asset Trading Platforms by volume traded. For storing XRP, Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store XRP for users. As XRP continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the XRP Network.

Competition

Thousands of digital assets have been developed since the inception of Bitcoin, which is currently one of the most developed digital assets because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While XRP has enjoyed some success in its limited history, the aggregate value of outstanding XRP is much smaller than that of Bitcoin and many other digital assets and may be further eclipsed by the more rapid development of other digital assets. The XRP Network and XRP may face competition from the Stellar Network and XLM, which were launched by Ripple Labs Co-Founder Jed McCaleb in 2014 using technology derived from the XRP Network’s protocol. Many of the financial institutions that Ripple Labs has formed partnerships with are using Ripple Labs’ distributed ledger solutions that do not require XRP to function. Although these partnerships may create value for Ripple Labs or its shareholders, this value may not accrue to the benefit of XRP holders.

Many consortia and financial institutions that Ripple Labs views as potential XRP users are also creating private, permissioned versions of digital currencies which may represent a larger threat to XRP than other digital currencies because of the institutional customers targeted. For example, J.P. Morgan is developing a platform called Kinexys (formerly known as Onyx), which is described as a blockchain-based platform designed for use by the financial services industry. It is unclear whether financial institutions will prefer permissioned blockchains without digital currencies over the XRP Network and XRP in the future.

XRP Value

Digital Asset Trading Platform Valuation

The value of XRP is determined by the value that various market participants place on XRP through their transactions. The most common means of determining the value of an XRP is by surveying one or more Digital Asset Trading Platforms where XRP is traded publicly and transparently. Additionally, there are over-the-counter dealers or market makers that transact in XRP.

Prior to October 1, 2025, the Trust valued the XRP held by the Trust for operational purposes by reference to the CoinDesk Ripple Price Index (XRX). As of October 1, 2025, the Index is the CoinDesk XRP Benchmark Rate (formerly known as the CoinDesk XRP CCIXber Reference Rate).

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, XRP is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or stablecoins such as U.S. Dollar Coin (“USDC”). Over-the-counter dealers or market makers do not typically disclose their trade data.

As of December 31, 2025, the Digital Asset Trading Platforms included in the Index were Bitfinex, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gemini, Kraken, LMAX Digital and OKX. The Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable licensing requirements based on the inclusion criteria and jurisdiction, as detailed below, and maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations.

Bitfinex: A British Virgin Islands based trading platform. Bitfinex does not hold any licenses or registrations in the U.S. and is not available to U.S.-based customers.

Bitstamp by Robinhood: A U.K.-based trading platform that has U.S. operations and entities registered as money service businesses (“MSBs”) with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”), holds a BitLicense, and that is licensed as a money transmitter in various U.S. states.

Bullish: A Gibraltar-based trading platform that has entities registered as MSBs with FinCEN and as a virtual currency business under the New York State Department of Financial Services’ (“NYDFS”) BitLicense.

Bybit: A United Arab Emirates-based trading platform. Bybit does not hold any licenses or registrations in the U.S. and is not available to U.S. based customers.

Crypto.com: A Singapore-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a non-depository trust company by the New Hampshire Banking Department. Crypto.com does not hold a BitLicense.

Gemini: A U.S.-based trading platform that has entities registered as MSBs with FinCEN and that is licensed as a money transmitter in various U.S. states. Gemini also has a New York entity that holds a limited purpose trust charter and has received approval from the NYDFS to engage in virtual currency business activity and is exempt from applying for a BitLicense under the framework established by NYDFS because of their trust charter under New York Banking Law.

Kraken: A U.S.-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states, and chartered as a Special Purpose Depository Institution by the Wyoming Division of Banking. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based trading platform that has entities registered as a broker with the U.K. Financial Conduct Authority, and that is licensed as an MSB with FinCEN and regulated by the Gibraltar Financial Services Commission.

OKX: A Seychelles-based trading platform. OKX does not hold any licenses or registrations in the U.S. and is not available to U.S.-based customers.

Currently, there are several Digital Asset Trading Platforms operating worldwide, and online Digital Asset Trading Platforms represent a substantial percentage of XRP buying and selling activity and provide the most data with respect to prevailing valuations of XRP. These trading platforms include established trading platforms such as trading platforms included in the Index which provide a number of options for buying and selling XRP.

The below tables reflect the trading volume in XRP and market share of the XRP-U.S. dollar and XRP-USDC trading pairs of each of the Digital Asset Trading Platforms included in the Index as of December 31, 2025 (collectively, “Constituent Trading Platforms”), using data since the commencement of the Trust’s operations:

Digital Asset Trading Platforms included in the Index as of December 31, 2025	Volume (XRP)	Market Share(1)
Crypto.com	18,848,697,042	16.77%
Kraken	14,106,035,954	12.55%
Bitstamp by Robinhood	7,895,214,609	7.03%
LMAX Digital	5,283,914,914	4.70%
Gemini	1,701,502,453	1.51%
Bitfinex	1,288,647,937	1.15%
OKX	648,812,987	0.58%
Total XRP-U.S. Dollar trading pair	49,772,825,896	44.29%

Digital Asset Trading Platforms included in the Index as of December 31, 2025	Volume (XRP)	Market Share(1)
Bullish	1,402,212,565	12.47%
Bybit	307,171,464	2.733%
Kraken	129,296,363	1.150%
OKX	3,512,712	0.031%
Bitstamp by Robinhood	3,356,024	0.030%
Total XRP-USDC trading pair	1,845,549,128	16.41%
(1)
Market share is calculated using trading volume (in XRP) for certain Digital Asset Trading Platforms, including Bitfinex, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gemini, Kraken, LMAX Digital and OKX, as well as certain other large U.S.-dollar and USDC-denominated Digital Asset Trading Platforms that were not included in the Index as of December 31, 2025, including Binance (data included from October 1, 2025), Binance.US (data included from March 11, 2025), CEX.IO (data included through February 26, 2025), Coinbase, Deribit (data included from October 1, 2025), Gate (data included from October 1, 2025), KuCoin

(data included from October 1, 2025), LBank (data included from October 1, 2025), and MEXC (data included from October 1, 2025).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Index varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Index is designed to accurately capture the market price of XRP, third parties may be able to purchase and sell XRP on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of XRP on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 7.70% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 1.64%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.006%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of XRP.

The Index and the Index Price

The Index is a U.S. dollar-denominated composite reference rate for the price of XRP. The Index is designed to (1) mitigate the effects of fraud, manipulation and other anomalous trading activity from impacting the XRP reference rate, (2) provide a real-time, volume-weighted fair value of XRP and (3) appropriately handle and adjust for non-market related events.

The Index Price is determined by the Index Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

All references to the NAV and NAV per Share of the Trust in this Annual Report prior to October 1, 2025 have been calculated using the Index Price based on the CoinDesk Ripple Price Index (XRX) unless otherwise indicated. As of October 1, 2025, the NAV and NAV per Share of the Trust is calculated using the Index Price based on the CoinDesk XRP Benchmark Rate (formerly known as the CoinDesk XRP CCIXber Reference Rate).

Constituent Trading Platform Selection

Digital Asset Trading Platforms are selected for inclusion in the Index based on a methodology developed by the Index Provider in alignment with the International Organization of Securities Commissions (“IOSCO”) Principles for Financial Benchmarks. To qualify as a Constituent Trading Platform, a platform is evaluated across the following core criteria listed below (the “Inclusion Criteria”):

•
Market Quality: Overall liquidity, trading activity, price reliability, and market stability.
•
Security: Cybersecurity safeguards, custody practices, and operational risk controls.
•
Legal and Regulatory: Licensing status, regulatory compliance, and legal transparency.
•
KYC: Assessment of anti-money laundering (“AML”) and know-your-customer (“KYC”) frameworks, transaction monitoring capabilities, and market oversight.
•
Data Provision: Quality, accessibility, and reliability of trading data and technical infrastructure.
•
Transparency: Financial and operational disclosures, including reserve and governance transparency.
•
Team: Assessment of executive leadership, relevant experience, organizational structure, and service offerings across institutional and retail markets.
•
Negative Events: The Index Provider may apply a downward adjustment for material adverse events, including data breaches, regulatory penalties, withdrawal freezes, or other significant incidents.

Trading platforms that meet these Inclusion Criteria are also required to be licensed and able to serve customers in one or more of the following jurisdictions:

•
United States (FinCEN, state regulatory authorities)
•
United Kingdom (FCA)
•
European Union (MiCA passport)
•
Hong Kong (SFC)
•
Singapore (MAS)
•
United Arab Emirates, including the emirates of Dubai and Abu Dhabi (VARA, ADGM)
•
Gibraltar (GFSC)

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Index Provider may also exclude certain trading platforms that require additional support from such contributing trading platforms at its discretion. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. XRP derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of XRP derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Index Provider and the Sponsor have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Sponsor’s use of the Index Price. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic or current reports. The Sponsor will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled monthly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the Inclusion Criteria as well as other requirements detailed in the Index Methodology. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of certain changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Sponsor will provide updates of such changes in the Trust’s quarterly reports on Form 10-Q. Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of the Index Price

The Index, as reflected by the CoinDesk XRP Benchmark Rate (formerly known as the CoinDesk XRP CCIXber Reference Rate), for XRP is calculated through the application of an algorithm to the price of XRP on the Constituent Trading Platforms calculated every 5 seconds over a 24-hour period. The Index’s algorithm is expected to reflect a five-pronged methodology to calculate the Index Price from the Constituent Trading Platforms for XRP:

•
Volume Weighting: Constituent Trading Platforms with greater liquidity receive a higher weighting in each Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets. The Index methodology is a volume-weighted real-time price where the latest trade price for each Constituent Trading Platform is weighted based on its trailing 24-hour volume.
•
FX Conversion: The Index algorithm utilizes a volume-weighted real-time FX conversion rate for any trading activity for the relevant Stablecoin-USD pair. This normalizes all trading activity to USD denomination.

•
Outlier Detection Factor: The Index algorithm excludes trade data and price(s) deemed to be an outlier relative to the most recently calculated Index.
•
Inactivity Adjustment: The Index algorithm penalizes stale activity from any given Constituent Trading Platform. When a Constituent Trading Platform does not have recent trading data, the outdated prices and their contribution to the Index calculation are gradually reduced until they are de-weighted to 0.1%. Similarly, once trading activity at a Constituent Trading Platform resumes, the corresponding weighting for that Constituent Trading Platform will no longer be penalized.
•
Manipulation Resistance: In an effort to determine and prioritize the most significant Constituent Trading Platforms (i.e., those that are likely to have the most impact on price discovery) for a given asset, the Index Provider conducts a Constituent Trading Platform selection and review process, which seeks to identify the highest-ranking Constituent Trading Platforms based on both qualitative and quantitative factors. The qualitative review includes legal and regulation, data provision, security, trade monitoring, market quality, and negative events policy, among others. The quantitative review includes review of trading activity for the asset on the given Constituent Trading Platform.

The Index Provider re-evaluates the weighting algorithm on a periodic basis, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The Index is designed to limit exposure to trading or price distortion of any individual Digital Asset Trading Platform that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Trading Platforms.

The Sponsor believes the Index Provider’s selection process for Constituent Trading Platforms as well as the methodology of the Index Price’s algorithm provides a more accurate picture of XRP price movements than a simple average of Digital Asset Trading Platform spot prices, and that the weighting of XRP prices on the Constituent Trading Platforms limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the XRP spot market.

By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for XRP, then the Sponsor will contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for the XRP, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its XRP for operational purposes by reference to the Index Price. The Index Price is the value of an XRP as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Crypto.com, Kraken, LMAX Digital and Bitstamp by Robinhood.

The Index Price algorithm, as described above, is designed to account for manipulation at the outset by only including data from executed trades on Constituent Trading Platforms that charge trading fees. Then, the below-listed elements may impact the weighting of the Constituent Trading Platforms on the Index Price as follows:

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, a weighting of 67.06%, 14.57%, 11.88%, and 6.49% for Crypto.com, Kraken, LMAX Digital and Bitstamp by Robinhood, respectively, would represent each Constituent Trading Platform’s share of trading volume during the preceding 24 hours.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform at the 5-minute mark and continue to do so with each additional 5-minute period of inactivity until its influence was effectively zero, 25 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in the Index.
•
Price Outlier Detection: New traded prices from Constituent Trading Platforms are compared to the latest calculated Index Price. If a new traded price deviates by +/- 5% from the latest calculated Index Price, it will be considered an outlier and will not be used in the calculation of the Index Price until such time as a majority of the Constituent Trading Platforms are similarly considered outlier prices. In that case, the new prices will be used to calculate the Index Price. For example, if the Index Price is $10 and there is a new trade price of $11 from Constituent Trading Platform X, the price of $11 will be considered an outlier and will not be used. However, if the most recent prices on a majority of the Constituent Trading Platforms are aligned with the price of $11, then these prices will no longer be considered outliers and will be used to calculate the new Index Price.

Determination of the Index Price When Index Price is Unavailable

The Sponsor uses the following cascading set of rules to calculate the Index Price. For the avoidance of doubt, the Sponsor will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.
Index Price = The price set by the Index as of 4:00 p.m., New York time, on the valuation date. If the Index becomes unavailable, or if the Sponsor determines in good faith that the Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact the Index remains unavailable or the Sponsor continues to believe in good faith that the Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. The Secondary Index Provider and the Sponsor have entered into the master services agreement, dated as of August 4, 2020, and order forms thereunder, pursuant to which the Sponsor may obtain and use the Secondary Index and the Secondary Index Price from the Secondary Index Provider. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
3.
Index Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
4.
Index Price = The Sponsor will use its best judgment to determine a good faith estimate of the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

In the event of a fork, the Index Provider may calculate the Index Price based on a digital asset that the Sponsor does not believe to be the appropriate asset that is held by the Trust. In this event, the Sponsor has full discretion to use a different index provider or calculate the Index Price itself using its best judgment.

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time. The Sponsor will provide notice of any such changes in the Trust’s periodic or current reports and, if the Sponsor makes such a change other than on an ad hoc or temporary basis, will file a proposed rule change with the SEC.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC enforcement actions, criminal investigations, and other regulatory activity across the digital asset ecosystem. On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The executive order established an interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this executive order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administration's “pro-innovation mindset toward digital assets and blockchain technologies.”

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (the “Binance Complaint”) and Coinbase, Inc. (the “Coinbase Complaint”), and in November 2023, the SEC brought charges against Kraken (the “Kraken Complaint”), alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Certain of these bills passed out of relevant committees and were passed in the House of Representatives in the last Congress, though not the Senate. Some of these bills have since been reintroduced with changes, and continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. For example, in July 2025, the GENIUS Act was signed into law and the House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) in an effort to pass laws relating to digital asset market structure. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of XRP, validating activity or the operation of the XRP Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares,” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that XRP or any other digital asset is a “security” may adversely affect the value of XRP and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Trading Platforms.
•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Trading Platforms that do not comply with specified processes. South Korea has also banned initial coin offerings.
•
The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial

Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets.
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023. Certain parts of MiCA became effective as of June 2024 and the remainder applied as of December 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Trading Platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of XRP by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the XRP ecosystem in the United States and globally, or otherwise negatively affect the value of XRP held by the Trust. The effect of any future regulatory change on the Trust or the XRP held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

The CFTC has regulatory jurisdiction over the XRP futures markets because the CFTC believes that XRP is a non-security “commodity” under the Commodity Exchange Act of 1936, as amended (the “CEA”) and the rules thereunder, such that it takes the position that it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for XRP. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges, spot Digital Asset Trading Platforms or retail transactions involving spot XRP that do not utilize collateral, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over XRP futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for XRP trading or transactions.

In May 2025, the CME as a designated contract market (“DCM”) registered with the CFTC launched new contracts for XRP futures products. DCMs are boards of trades (commonly referred to as exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the CEA. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established under Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of XRP futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; monitor data from cash markets with respect to price settlements and other XRP prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request. In December 2025, the CFTC announced that spot digital assets could begin being traded on CFTC-registered futures exchanges. Soon after, spot digital assets began trading on Bitnomial, a CFTC-registered futures exchange and member of the Intermarket Surveillance Group, a global body of exchanges sharing surveillance information with member exchanges.

The CME XRP futures contracts are cash-settled, based on the CME CF XRP-Dollar Reference Rate, calculated daily at 3:00 p.m. UTC. The first day of trading on CME saw approximately $1.5 million in notional value traded. On August 4, 2025, CFTC Acting Chairman Caroline D. Pham announced that the CFTC will launch an initiative for trading spot crypto asset contracts that are listed on a CFTC-registered futures exchange (DCM). This is the first initiative in the CFTC’s “crypto sprint” to start implementation of the recommendations in the President’s Working Group on Digital Asset Markets report. Members of the public were invited to written input by August 18, 2025 through the CFTC website.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of XRP, validating activity or the operation of the XRP Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on August 5, 2024 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). On November 20, 2025, the Trust changed its name from Grayscale XRP Trust to Grayscale XRP Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. The Trust operates pursuant to the Trust Agreement.

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s XRP are held by the Custodian on behalf of the Trust. The Trust’s XRP will be transferred out of the Vault Balance only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of XRP by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

The Trust is not a registered investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not trade, buy, sell or hold XRP derivatives, including XRP futures contracts, on any futures exchange. The Trust is authorized solely to take immediate delivery of actual XRP. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Trust will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold XRP derivatives, including XRP futures contracts, on any futures exchange. Investors in the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust will not benefit from the protections afforded to investors in XRP futures contracts on regulated futures exchanges.

The Trust creates and redeems Shares from time to time but only in Baskets. A Basket equals a block of 10,000 Shares. See “—Description of Creation and Redemption of Shares.” The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, etfs.grayscale.com/gxrp, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of XRP and Determination of NAV.”

The Trust’s assets consist solely of XRP, cash proceeds from the sale of XRP and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. As a result, the Trust does not expect to hold any Incidental Rights or IR Virtual Currency or to take any Incidental Rights or IR Virtual Currency into account for the purposes of determining the NAV or the NAV per Share.

Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of XRP by reference to the Index Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of XRP. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the amount of XRP represented by a Share will gradually decrease over time as the Trust’s XRP are used to pay the Trust’s expenses.

XRP pricing information is available on a 24-hour basis from various financial information service providers or XRP Network information sites, such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2025, the Constituent Trading Platforms of the Index were Bitfinex, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gemini, Kraken, LMAX Digital and OKX. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

As of the date of this Annual Report, the Trust’s Sponsor is Grayscale Investments Sponsors, LLC. Until December 31, 2024, the Trust’s Sponsor was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a consolidated subsidiary of DCG. See “—Overview of the Trust and the Shares” for more information regarding the Reorganization on January 1, 2025. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the indirect parent company of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the indirect parent company of the Sponsor.

The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act or the CEA.

The Sponsor arranged for the creation of the Trust and, following their uplisting on November 24, 2025, listing of the Shares on NYSE Arca. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s XRP, as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining XRP or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for U.S. GAAP valuation. In addition, if there is a fork in the XRP Network after which there is a dispute as to which network resulting from the fork is the XRP Network, the Sponsor has the authority to select the network that it believes in good faith is the XRP Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold, or maintain custody or control of the Trust’s XRP but instead has entered into the Prime Broker Agreement with the Custodian to facilitate the security of the Trust’s XRP.

The Sponsor may transfer all or substantially all of its assets to an entity that carries on the business of the Sponsor if at the time of the transfer the successor assumes all of the obligations of the Sponsor under the Trust Agreement. In such an event, the Sponsor will be relieved of all further liability under the Trust Agreement.

The Sponsor’s Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and as partial consideration for the Sponsor’s agreement to pay the Sponsor-paid Expenses. See “—Expenses; Sales of XRP.”

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth under “—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” above, or change the cascading set of rules set forth above at any time.

Marketing Agent Agreement

The Sponsor, on behalf of the Trust, is party to a marketing agent agreement dated October 22, 2025 (the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent” or “Foreside”). Under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Sponsor will pay the Marketing Agent an annual fee, as well as certain out-of-pocket fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Trust and its Shares.

As of December 1, 2025, the Sponsor amended, solely with respect to the Trust, the Distribution and Marketing Agreement, dated as of October 3, 2022, among the Sponsor, the Trust and Grayscale Securities, LLC (“Grayscale Securities”), an affiliate of the Sponsor and an affiliate and related party of the Trust, to remove the Trust as an entity covered by the Distribution and Marketing Agreement. In its capacity as distributor and marketer, Grayscale Securities assisted the Sponsor in developing an ongoing marketing plan for the

Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

Index License Agreement

The Sponsor has entered into the Index License Agreement with CoinDesk Indices, Inc., the Index Provider, governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The initial term of the Index License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. On February 5, 2025, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the term of the Index License Agreement from February 28, 2025, to February 29, 2028. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

COINDESK® and COINDESK XRP BENCHMARK RATE (the “Index”) are trade or service marks of CoinDesk Indices, Inc. (with its affiliates, including CC Data Limited, “CDI”) and/or its licensors. CDI or CDI’s licensors own all proprietary rights in the Data.

CDI is not the issuer or producer of the Trust and has no responsibilities, obligations, or duties to investors in or holders of the Trust. The Index is licensed for use by the Sponsor as the sponsor of the Trust. The only relationship that CDI has with the Sponsor in respect of the Trust is the licensing of the Index, which is administered and published by CDI, or any successor thereto, without regard to the Sponsor or the owners or holders of Shares of the Trust.

Investors or holders acquire shares of the Trust offered by the Sponsor and investors and holders neither acquire any interest in the Index nor enter into any relationship of any kind whatsoever with CDI upon making an investment in or acquisition of the Trust. The Trust is not sponsored, endorsed, sold, or promoted by CDI. CDI makes no representation or warranty, express or implied, regarding the advisability of investing in or otherwise acquiring the Trust or the advisability of investing in securities or digital assets generally or the ability of the Index to track corresponding or relative market performance. CDI has not passed on the legality or suitability of the Trust with respect to any person or entity. CDI is not responsible for, nor has participated in, the determination of the timing of, prices at, or quantities of the Trust to be issued. CDI has no obligation to take the needs of the Sponsor or the owners or holders of the Trust or any other third party into consideration in administering, composing, calculating, or publishing the Index. CDI has no obligation or liability in connection with administration, marketing, or trading of the Trust.

The licensing agreement between the Sponsor and CDI is solely for the benefit of the Sponsor and CDI and not for the benefit of the owners or holders of Shares of the Trust or any other third parties.

CDI shall have no liability to the Sponsor, the Trust, investors, holders or other third parties for the quality, accuracy and/or completeness of the index or any data included therein or for interruptions in the delivery of the data. CDI hereby expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the Index or any other data included therein. CDI reserves the right to change the methods of calculation or publication, or to cease the calculation or publication of the Index and shall not be liable for any miscalculation of or any incorrect, delayed, or interrupted publication with respect to the Index. CDI shall not be liable for any damages, including, without limitation, any special, indirect or consequential damages, or any lost profits, even if advised of the possibility of such, resulting from the use of the Index or any other data included therein or with respect to the Trust.

Administration and Accounting Agreement

The Sponsor has entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Fund Administration and Accounting Agreement”), to provide administration and accounting services to the Trust. Pursuant to the terms of the Fund Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Fund Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

The Trustee

CSC Delaware Trust Company (formerly known as Delaware Trust Company) serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Delaware Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the shareholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian, Prime Broker, or any other person.

Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability in connection with the issuance and sale of Shares is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Shares. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the XRP or other assets of the Trust. See “—Description of the Trust Agreement.”

The Trustee is permitted to resign upon at least 180 days’ notice to the Trust. The Trustee will be compensated by the Sponsor and indemnified by the Sponsor and the Trust against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or the performance of its duties pursuant to the Trust Agreement except to the extent that such expenses result from gross negligence, willful misconduct or bad faith of the Trustee. The Sponsor has the discretion to replace the Trustee.

Fees paid to the Trustee are a Sponsor-paid Expense.

The Transfer Agent and the Co-Transfer Agent

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust. The Transfer Agent has its principal office at 240 Greenwich Street, New York, New York 10286. A copy of the Transfer Agency and Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as a co-transfer agent for the Trust (the “Co-Transfer Agent”) pursuant to the terms and provisions of the Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”). The Co-Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Co-Transfer Agency Agreement is available for inspection at the Sponsor’s principal office identified herein.

Fees paid to the Transfer Agent and Co-Transfer Agent are a Sponsor-paid Expense.

Administrator

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing also serves as the administrator for the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Sponsor and the Trust to govern its placement of orders to create and redeem Baskets. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of XRP required for creations. A copy of the form of Participant Agreement is available for inspection at the Sponsor’s principal office identified herein.

Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. If and when an Authorized Participant enters into or amends a Participant Agreement to provide for creations and redemptions effected through in-kind orders (as defined below), any Authorized Participants creating and redeeming Shares through In-Kind Orders (as defined below) must own, or its designee in connection with In-Kind Orders (“AP Designee”), must own, an XRP wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

The Trust issues Shares to, and redeems Shares from, Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). See “—Description of Creation and Redemption of Shares.”

As of the date of this filing, NYSE Arca has received regulatory approval permitting the Trust to conduct creations and redemptions of Shares via in-kind transactions with Authorized Participants or AP Designees in exchange for XRP. The Trust is also able to accept Cash Orders (as defined herein). However, at this time, the Trust is only permitted to conduct creations and redemptions of Shares pursuant to Cash Orders (as described herein). See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The current unavailability of in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

As of the date of this Annual Report, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., and ABN AMRO Clearing USA LLC, pursuant to which such entities have agreed to act as Authorized Participants. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Liquidity Providers

Liquidity Providers facilitate the purchase and sale of XRP in connection with Cash Orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), will engage in XRP transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

As of the date of this Annual Report, the Liquidity Engager has engaged JSCT, LLC, Virtu Financial Singapore Pte. Ltd., Flow Traders B.V., Flowdesk, Cumberland DRW LLC and Galaxy Digital Trading Cayman LLC as Liquidity Providers. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Jane Street Capital, LLC, one of the Authorized Participants, is an affiliate of JSCT, LLC, one of the Liquidity Providers. Virtu Americas LLC, one of the Authorized Participants, is an affiliate of Virtu Financial Singapore Pte., Ltd, one of the Liquidity Providers.

The Custodian and Prime Broker

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Prime Broker Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Prime Broker Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Prime Broker Agreement, the Custodian controls and secures the Trust’s “Vault Balance,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s XRP, on the Trust’s behalf. The Custodian’s services (i) allow XRP to be deposited from a public blockchain address to the Trust’s Vault Balance and (ii) allow the Trust or Sponsor to withdraw XRP from the Trust’s Vault Balance to a public blockchain address the Trust or Sponsor controls (the “Custodial and Prime Broker Services”). The Vault Balance uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected.

The Custodian will withdraw from the Trust’s Vault Balance the amount of XRP necessary to pay the Trust’s expenses.

Fees paid to the Custodian are a Sponsor-paid Expense.

Under the Prime Broker Agreement, each of the Custodian and the Trust has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Trust’s, as the case may be, breach of the Prime Broker Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Prime Broker Agreement, or the Trust’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

The Custodian and its affiliates may from time to time purchase or sell XRP for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, XRP in the Vault Balance are not treated as general assets of the

Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the XRP in the Vault Balance are considered fiduciary assets that remain the Trust’s property at all times.

Once each calendar year, the Sponsor or the Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Prime Broker Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

If the Custodian resigns in its capacity as custodian, the Sponsor may appoint an additional or replacement custodian and enter into a custodian agreement on behalf of the Trust with such custodian. Furthermore, the Sponsor and the Trust may use XRP custody services or similar services provided by entities other than Coinbase Custody Trust Company, LLC at any time without prior notice to Coinbase Custody Trust Company, LLC.

Custody of the Trust’s XRP

Digital assets and digital asset transactions are recorded and validated on blockchains, the public transaction ledgers of a digital asset network. Each digital asset blockchain serves as a record of ownership for all of the units of such digital asset, even in the case of certain privacy-preserving digital assets, where the transactions themselves are not publicly viewable. All digital assets recorded on a blockchain are associated with a public blockchain address, also referred to as a digital wallet. Digital assets held at a particular public blockchain address may be accessed and transferred using a corresponding private key.

Key Generation

Public addresses and their corresponding private keys are generated by the Custodian in secret key generation ceremonies at secure locations inside faraday cages, which are enclosures used to block electromagnetic fields and thus mitigate against attacks. The Custodian uses quantum random number generators to generate the public and private key pairs.

Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust, including the Trust itself.

Key Storage

Private key shards are distributed geographically by the Prime Broker and the Custodian (together, the “Custodial Entities”) in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian and the Prime Broker for security purposes.

The Vault Balance primarily uses “cold” storage mechanisms to secure a substantial portion of the Trust’s private keys. A substantial portion of the Trust’s XRP holdings are held in cold storage at all times, with a portion of the Settlement Balance held temporarily in hot storage from time to time, for purposes of facilitating the receipt and distribution of XRP in connection with the creation and redemption of Baskets. Any XRP credited to the Trust’s Settlement Balance is stored in omnibus accounts, either on the Prime Broker’s systems or at Coinbase Connected Venues, using a combination of cold and hot storage mechanisms to secure the private keys representing the assets credited to the Trust’s Settlement Balance.

Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private keys corresponding to the Trust’s XRP are generated and stored in an offline manner. A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot”, digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets. While private keys held in hot storage are more accessible and therefore enable more efficient transfers, such assets are more vulnerable to theft, loss or damage.

Security Procedures

The Custodian and the Prime Broker hold the Trust’s private keys in custody in accordance with the terms and provisions of the Prime Broker Agreement. Transfers to and from the Vault Balance and, where held in cold storage, the Trust’s Settlement Balance, require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the applicable Custodial Entity or Entities must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of XRP to the Vault Balance from the Settlement Balance will be available to the Trust once processed on the XRP Blockchain, subject to the availability of the Prime Broker’s online platform. When XRP is credited to the Settlement Balance, certain movements to allocate the balance among (i) omnibus cold storage wallets and omnibus hot storage wallets on the Prime Broker’s platform; or (ii) omnibus accounts at Coinbase Connected Venues may not be viewable by the Trust via the Prime Broker’s online portal. In addition, on a monthly basis the Custodial Entities will provide the Sponsor with an account statement identifying the amount of cash and XRP in the Trust’s Accounts at the end of the period and listing all account activity during that period.

The process of accessing and withdrawing XRP from the Trust to redeem a Basket by an Authorized Participant follows the same general procedure as transferring XRP to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation and Redemption of Shares.”

The Marketing Agent

Prior to November 24, 2025, Grayscale Securities was the distributor and marketer of the Shares. Since November 24, 2025, Foreside Fund Services, LLC (“Foreside”) is the marketing agent of the Shares, and Grayscale Securities ceased acting as the distributor and marketer of the Shares of the Trust. Foreside is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as marketing agent, Foreside provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement.

The Sponsor has entered into a Marketing Agent Agreement with Foreside. The Sponsor may engage additional or successor marketing agents in the future.

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 10,000 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. The Shares are listed on NYSE Arca under the ticker symbol “GXRP”.

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which shareholders may vote under the Trust Agreement. For example, shareholders do not have the right to elect or remove directors and will not receive dividends. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as discussed below, any redemption rights or rights to distributions.

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the then-outstanding Shares (not including any Shares held by the Sponsor or its affiliates). A shareholder will be deemed to have consented to a modification or amendment of the Trust Agreement if the Sponsor has notified the shareholders in writing of the proposed modification or amendment and the shareholder has not, within 20 calendar days of such notice, notified the Sponsor in writing that the shareholder objects to such modification or amendment. Additionally, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of the shareholders in its sole discretion without shareholder consent.

Distributions

Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in cash or in-kind.

In addition, if the Trust is terminated and liquidated, the Sponsor will distribute to the shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. See “—Description of the Trust Agreement—Termination of the Trust.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares.

See “—Description of Creation and Redemption of Shares.” The creation of a Basket requires the delivery to the Trust of the amount of XRP (or cash to acquire the amount of XRP) represented by one Share immediately prior to such creation multiplied by 10,000. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

On September 17, 2025, the SEC approved the Generic Listing Standards. On November 21, 2025, NYSE Arca certified its approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and registration of the Shares under the Exchange Act. Shares of the Trust began trading on NYSE Arca under the symbol “GXRP” on November 24, 2025. In connection with the listing of the Shares, the Sponsor authorized the commencement of the Trust’s redemption program in reliance on Regulation M exemptive relief available to similarly situated commodity-based exchange-traded products.

Shares are redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. Although the Trust redeems Baskets by distributing XRP or proceeds from the disposition of XRP, at this time, an Authorized Participant can only submit Cash Orders. In a Cash Order, the Authorized Participant will accept cash from the Cash Account (as defined herein) in connection with the redemption of Baskets.

Cash Orders are facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC, which acts on behalf of the Trust in its capacity as Liquidity Engager and will engage one or more Liquidity Providers that is not an agent of, or otherwise acting on behalf of, any Authorized Participant receiving XRP in connection with such orders. If and when Authorized Participants enter into or amend their respective Participant Agreements to provide for in-kind creations and redemptions, the Trust may also redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would deposit XRP directly with the Trust or receive XRP directly from the Trust. However, at this time Baskets will not be redeemed through In-Kind Orders and will only be redeemed through Cash Orders. See “Description of Creation and Redemption of Shares.”

The Sponsor may suspend the Trust’s redemption program in its sole discretion, or the redemption program may otherwise become unavailable, which could cause the Shares to trade at a discount to the NAV per Share. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Share—Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.”

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Sponsor or its delegate will direct the Transfer Agent to credit or debit, as applicable, the number of Baskets to the applicable Authorized Participant. The Transfer Agent will issue or cancel Baskets, as applicable. Transfers will be made in accordance with standard securities industry practice. The Sponsor may cause the Trust to issue Shares in certificated form in limited circumstances in its sole discretion.

Share Splits

In its discretion, the Sponsor may direct the Transfer Agent to declare a split or reverse split in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket. For example, if the Sponsor believes that the per Share price in the secondary market for Shares has risen or fallen outside a desirable trading price range, it may declare such a split or reverse split.

Description of Creation and Redemption of Shares

General

The Trust issues Shares to and redeems Shares from Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). The Trust will not issue fractions of a Basket. The Sponsor believes that the creation and redemption order size of 10,000 Shares will enable Authorized Participants to manage inventory and facilitate an effective arbitrage mechanism for the Trust. However, the Sponsor may in the future adjust the creation and redemption order size in order to improve the effectiveness of the activities of Authorized Participants in the secondary market for the Shares if the Sponsor determines it to be necessary or advisable. As such, the Sponsor does not expect that the size of the Baskets will have an impact on the arbitrage mechanism.

The creation and redemption of Baskets will be made only upon the delivery to the Trust, or the distribution or other disposition by the Trust, of the amount of whole and fractional XRP represented by each Basket being created or redeemed, which is determined by dividing (x) the amount of XRP owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting the amount of XRP representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one XRP (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000 (the “Basket Amount”). The U.S. dollar value of a Basket is calculated by multiplying the Basket Amount by the Index Price as of the trade date (the “Basket NAV”). The Basket NAV multiplied by the number of Baskets being created or redeemed is referred to as the “Total Basket NAV.” All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. One or more major market data vendors may provide an intra-day indicative value (“IIV”) per Share updated every 15 seconds, as calculated by NYSE Arca or a third-party financial data provider during NYSE Arca’s Core Trading Session (9:30 a.m. to 4:00 p.m., New York time). Such IIV will be calculated using the same methodology as the NAV per Share of the Trust, specifically by using the prior day’s closing NAV per Share as a base and updating that value during the NYSE Arca Core Trading Session to reflect changes in the value of the Trust’s NAV during the trading day. The IIV on a per Share basis disseminated during the Core Trading Session should not be viewed as a real-time update of the NAV, which is calculated once a day. The amount of XRP represented by a Share will gradually decrease over time as the Trust’s XRP are used to pay the Trust’s expenses.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer and (ii) enter into a Participant Agreement with the Sponsor and the Transfer Agent. If and when Authorized Participants enter into or amend their respective Participant Agreements to provide for creations and redemptions effected through In-Kind Orders, any Authorized Participants creating and redeeming Shares through In-Kind Orders must own an XRP wallet address that is known to the Custodian as belonging to the Authorized Participant and maintain an account with the Custodian (or if the Authorized Participant does not itself trade in XRP, a designee of such Authorized Participant (each, an “AP Designee”) must own an XRP wallet address that is known to the Custodian as belonging to such AP Designee and maintain an account with the Custodian.

An Authorized Participant may act for its own account or as agent for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. Shareholders who are not Authorized Participants will only be able to create or redeem their Shares through an Authorized Participant.

The creation of Baskets requires the delivery to the Trust of the Total Basket Amount (or cash to acquire the Total Basket Amount) and the redemption of Baskets requires the distribution or other disposition by the Trust of the Total Basket Amount. Although the Trust creates Baskets only upon the receipt of XRP, and redeems Baskets only by distributing XRP or proceeds from the disposition of XRP, at this time an Authorized Participant can only submit Cash Orders, pursuant to which the Authorized Participant will deposit cash into, or accept cash from, a segregated account maintained by the Transfer Agent in the name of the Trust for purposes of receiving and distributing cash in connection with the creation and redemption of Baskets (such account, the “Cash Account”), as Authorized Participants have not entered into or amended their respective Participant Agreements to provide for creations and redemptions effected through in-kind orders. The Trust may effect creations and redemptions through in-kind transactions if and when Authorized Participants enter into or amend their respective Participant Agreements to provide for such transactions.

Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC. On an order-by-order basis, Grayscale Investments Sponsors, LLC, acting in its capacity as Liquidity Engager will engage one or more Liquidity Providers to obtain or receive XRP in exchange for cash in connection with such order, as described in more detail below. Each Liquidity Provider must enter into a Liquidity Provider Agreement with the Liquidity Engager and the Sponsor (on behalf of the Trust), which will obligate it to obtain or receive XRP in connection with creations and redemptions pursuant to Cash Orders.

Unless the Sponsor requires that a Cash Order be effected at actual execution prices (an “Actual Execution Cash Order”), each Authorized Participant that submits a Cash Order to create or redeem Baskets will pay a fee (the “Variable Fee”) based on the Total Basket NAV (a “Variable Fee Cash Order”), and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Liquidity Provider until such XRP have been received or liquidated by the Trust. The Variable Fee is intended to cover all of a Liquidity Provider’s expenses in connection with the creation or redemption order, including any exchange fees that the Liquidity Provider incurs in connection with buying or selling XRP. The amount may be changed by the Sponsor in its sole discretion at any time, and Liquidity Providers will communicate to the Sponsor in advance the Variable Fee they would be willing to accept in connection with a Variable Fee Cash Order, based on market conditions and other factors existing at the time of such Variable Fee Cash Order.

Alternatively, the Sponsor may require that a Cash Order be effected as an Actual Execution Cash Order, in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, and under such circumstances, any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by such Authorized Participant until such XRP have been received or liquidated by the Trust. See “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders.”

In the case of creations pursuant to Cash Orders, to transfer the Total Basket Amount to the Trust’s Vault Balance, the Liquidity Provider will transfer XRP to one of the public key addresses associated with the Vault Balance and as provided by the Sponsor. In the case of redemptions pursuant to Cash Orders, the same procedure is conducted, but in reverse, using the public key addresses associated with the wallet of the Liquidity Provider, and as provided by such party. All such transactions will be conducted on the Blockchain and parties acknowledge and agree that such transfers may be irreversible if done incorrectly. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—XRP transactions are irrevocable and stolen or incorrectly transferred XRP may be irretrievable. As a result, any incorrectly executed XRP transactions could adversely affect the value of the Shares.”

At this time the Trust does not create and redeem shares via in-kind transactions with Authorized Participants. If and when one or more Authorized Participants enter into or amend a Participant Agreement to provide for in-kind creations and redemptions the Trust may also create and redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would deposit XRP directly with the Trust or receive XRP directly from the Trust. However, at this time Baskets will not be created or redeemed through In-Kind Orders and will only be created or redeemed through Cash Orders. There can be no assurance as to whether or when any Authorized Participant will enter into or amend a Participant Agreement to provide for in-kind creations and redemption. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The current unavailability of in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation or redemption of Baskets, but there may be transaction fees associated with the validation of the transfer of XRP by the XRP Network, which will be paid by the Custodian in the case of redemptions and an Authorized Participant, its AP Designee or the Liquidity Provider in the case of creations. Service providers may charge Authorized Participants or AP Designees administrative fees for order placement and other services related to the creation or redemption of Baskets. As discussed above, Authorized Participants will also pay the Variable Fee in connection with Variable Fee Cash Orders. As discussed in further detail below under “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders”, under certain circumstances Authorized Participants may also be required to deposit additional cash in the Cash Account, or be entitled to receive excess cash from the Cash Account, in connection with creations and redemptions pursuant to Actual Execution Cash Orders. Authorized Participants will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. The Participant Agreements and the related procedures attached thereto may be amended by the Sponsor and the relevant Authorized Participant. Under the Participant Agreements, the Sponsor has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act.

The following description of the procedures for the creation and redemption of Baskets is only a summary and shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Orders for creation must be placed with the Transfer Agent no later than 3:59:59 p.m., New York time, and Cash Orders for creation must be placed with the Transfer Agent no later than 1:59:59 p.m., New York time (the “Order Cutoff Time”).

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. In exercising its discretion to limit the number of Shares created pursuant to Cash Orders, the Sponsor expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent Authorized Participants have entered into or amended Participant Agreements to provide for in-kind creations and redemptions, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is otherwise unable to satisfy creation orders made in cash, the Trust’s ability to create new Shares could be negatively impacted or, if Authorized Participants have not entered into or amended Participant Agreements to provide for in-kind creations and redemptions as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, and otherwise have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium to the NAV per Share, and in-kind creations are not then being effected pursuant to Participant Agreements, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The current unavailability of in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Creations pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a creation order is placed, the Sponsor determines if such creation pursuant to a Cash Order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1, or T+2, as established at the time of order placement)
•
The Authorized Participant places a creation order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the creation order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Sponsor notifies the Liquidity Provider of the creation order.
•
The Sponsor determines the Total Basket NAV and any Variable Fee and Additional Creation Cash as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV, plus any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the Total Basket NAV, plus any Additional Creation Cash, less any Excess Creation Cash, if applicable (such amount, as applicable, the “Required Creation Cash”).

•
The Liquidity Provider transfers the Total Basket Amount to the Trust’s Vault Balance.
•
Once the Trust is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Creation Cash, the Trust issues the aggregate number of Shares corresponding to the Baskets ordered by the Authorized Participant, which the Transfer Agent holds for the benefit of the Authorized Participant.
•
Cash equal to the Required Creation Cash is delivered to the Liquidity Provider from the Cash Account.
•
The Transfer Agent delivers Shares to the Authorized Participant by crediting the number of Baskets created to the Authorized Participant’s DTC account.

Variable Fee Cash Orders

Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring the corresponding Total Basket Amount will be borne solely by the Liquidity Provider until such XRP have been received by the Trust.

The Sponsor anticipates that the Trust’s cost to acquire the Total Basket Amount in connection with a Variable Fee Cash Order will equal the sum of the corresponding Total Basket NAV and Variable Fee to be delivered by the Authorized Participant to the Trust. In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to a Variable Fee Cash Order, either (x) the Trust’s Vault Balance has not been credited with XRP in an amount equal to the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV, plus any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances cause the Trust to issue Shares in respect of a Variable Fee Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV, plus any Variable Fee, has been delivered to the Trust, and the Trust is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a creation pursuant to an Actual Execution Cash Order, as between the Trust and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the XRP price utilized in calculating Total Basket NAV on the trade date and the price at which the Trust acquires the XRP on the settlement date. If the price realized in acquiring the corresponding Total Basket Amount is higher than the Total Basket NAV, the Authorized Participant will bear the dollar cost of such difference by delivering cash in the amount of such difference (the “Additional Creation Cash”) to the Cash Account. If the price realized in acquiring the corresponding Total Basket Amount is lower than the Total Basket NAV, the Authorized Participant will benefit from such difference, with the Trust promptly returning cash in the amount of such excess (the “Excess Creation Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to an Actual Execution Cash Order, either (x) the Trust’s Vault Balance has not been credited with XRP in an amount equal to the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances cause the Trust to issue Shares in respect of a Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable) has been delivered to the Trust, and the Trust is in simultaneous possession of both.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place a redemption order specifying the number of Baskets to be redeemed.

The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis. In exercising its discretion to approve the redemption of Shares pursuant to Cash Orders, the Sponsor expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent Authorized Participants have entered into or amended Participant Agreements to provide for in-kind creations and redemptions, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is unable to satisfy redemption orders made in cash, the Trust’s ability to redeem new Shares could be negatively impacted or, if Authorized Participants have not entered into or amended Participant Agreements to provide for in-kind creations and redemptions as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts, and could have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a discount to the NAV per Share, and in-kind redemptions are not then being effected pursuant to Participant Agreements, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The current unavailability of in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

Cash Orders for redemption must be placed no later than 1:59:59 p.m., New York time on each business day. The Authorized Participants may only redeem Baskets and cannot redeem any Shares in an amount less than a Basket.

Redemptions pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a redemption pursuant to Cash Order is placed, the Sponsor determines if such redemption order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1, or T+2, as established at the time of order placement)
•
The Authorized Participant places a redemption order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the redemption order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Sponsor notifies the Liquidity Provider of the redemption order.
•
The Sponsor determines the Total Basket NAV and, in the case of a Variable Fee Cash Order, any Variable Fee, as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers Baskets to be redeemed from its DTC account to the Transfer Agent.
•
The Liquidity Provider delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV less any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the actual proceeds to the Trust from the liquidation of the Total Basket Amount (such amount, as applicable, the “Required Redemption Cash”).

•
Once the Trust is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Redemption Cash, the Transfer Agent cancels the Shares comprising the number of Baskets redeemed by the Authorized Participant.
•
The Custodian sends the Liquidity Provider the Total Basket Amount, and cash equal to the Required Redemption Cash is delivered to the Authorized Participant from the Cash Account.

Variable Fee Cash Orders

Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in disposing of the corresponding Total Basket Amount will be borne solely by the Liquidity Provider.

The Sponsor anticipates that the Trust’s proceeds from liquidating the Total Basket Amount in connection with a Variable Fee Cash Order will equal the corresponding Total Basket NAV less the Variable Fee to be delivered by the Liquidity Provider to the Trust. In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to a Variable Fee Cash Order, either (x) the Transfer Agent’s account at DTC has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV, less any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Variable Fee Cash Order until such time as (x) the Baskets to be redeemed have been delivered to the Transfer Agent and (y) the Total Basket NAV, less any Variable Fee, has been delivered to the Cash Account, and the Trust and/or the Transfer Agent is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a redemption pursuant to an Actual Execution Cash Order, as between the Trust and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the XRP price utilized in calculating Total Basket NAV on the trade date and the price at which the Trust disposes of the XRP on the settlement date. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is lower than the Total Basket NAV on the trade date, the Authorized Participant will bear the dollar cost of such difference (the “Redemption Cash Shortfall”), with the amount of cash to be delivered to the Authorized Participant being reduced by the amount of such Redemption Cash Shortfall. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is higher than the Total Basket NAV on the trade date, the Trust will deliver cash in the amount of such excess (the “Additional Redemption Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to an Actual Execution Cash Order, either (x) the Transfer Agent’s account at DTC has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Cash Order until such time as (x) the Total Basket Amount has been delivered to the Transfer Agent and (y) the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall, if applicable) has been delivered to the Trust, and the Trust and/or the Transfer Agent is in simultaneous possession of both.

Suspension or Rejection of Orders and Total Basket Amount

The creation or redemption of Shares may be suspended generally, or refused with respect to particular requested creations or redemptions, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process creation orders or redemption orders or for any other reason at any time or from time to time. The Marketing Agent may reject an order or, after accepting an order, may cancel such order, if: (i) such order is not presented in proper form as described in the Participant Agreement, (ii) to the extent Authorized Participants have entered into or amended Participant Agreements to provide for in-kind creations and redemptions, in the case of In-Kind Orders, the transfer of the Total Basket Amount comes from an account other than an XRP wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or redemption order.

The Sponsor will notify investors of any suspension of creations or redemptions of Shares by filing a current report on Form 8-K. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation and redemption of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participants, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of XRP and Determination of NAV

The Sponsor will evaluate the XRP held by the Trust and determine the NAV of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s XRP and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the XRP held by the Trust and calculate and publish the NAV of the Trust. To calculate the NAV, the Sponsor will:

1.
Determine the Index Price as of such business day.
2.
Multiply the Index Price by the Trust’s aggregate amount of XRP owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate amount of XRP payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.
3.
Add the U.S. dollar value of XRP, calculated using the Index Price, receivable under pending creation orders, if any, determined by multiplying the number of the Creation Baskets represented by such creation orders by the Basket Amount and then multiplying such product by the Index Price.
4.
Subtract the U.S. dollar amount of accrued and unpaid Additional Trust Expenses, if any.
5.
Subtract the U.S. dollar value of the XRP, calculated using the Index Price, which are either (i) to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Index Price, or (ii) to be distributed to shareholders pursuant to a binding obligation of the Trust following the declaration of an in-kind dividend (including through interests in any liquidating trust or other vehicle formed to hold such XRP) (the amount derived from steps 1 through 5 above, the “NAV Fee Basis Amount”).
6.
Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the NAV Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Index Price is not an appropriate basis for valuation of the Trust’s XRP, the Sponsor will utilize the cascading set of rules as described in “—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price.”

The Sponsor will publish the Index Price, the Trust’s NAV and the NAV per Share on the Trust’s website as soon as practicable after its determination. If the NAV and NAV per Share have been calculated using a price per XRP other than the Index Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per XRP resulting from such calculation.

In the event of a hard fork of the XRP Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the XRP Network, is generally accepted as the network for XRP and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of XRP, users, services, businesses, miners and other constituencies and (ii) the actual continued acceptance of, validating power on, and community engagement with the XRP Network.

The shareholders may rely on any evaluation furnished by the Sponsor. The determinations that the Sponsor makes will be made in good faith upon the basis of, and the Sponsor will not be liable for any errors contained in, information reasonably available to it. The Sponsor will not be liable to the Authorized Participants, the shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from gross negligence, willful misconduct or bad faith in the performance of its duties.

Expenses; Sales of XRP

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. From inception to November 23, 2025, the Sponsor’s Fee was 2.5%. Effective November 24, 2025, the Sponsor’s Fee was lowered to 0.35%. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into XRP by reference to the same Index Price used to determine such accrual. The Sponsor’s Fee is payable in XRP to the Sponsor daily in arrears.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee in its sole discretion for stated periods of time. Effective November 24, 2025, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 25, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver
Period”). If the Trust’s NAV exceeded $1.0 billion prior to February 25, 2026, the Sponsor’s Fee charged on assets over $1.0 billion would have become 0.35%. All investors will incur the same Sponsor’s Fee, which is the weighted average for those fee rates. Following the expiration of the Fee Waiver Period on February 25, 2026, the effective Sponsor’s Fee is now 0.35%. From November 24, 2025 to December 31, 2025, the Trust’s assets did not exceed $1.0 billion and no Sponsor’s Fee had been incurred.

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. The Sponsor has previously waived the Sponsor's Fee during the Fee Waiver Period, which ended on February 25, 2026. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and, except as set forth above, there are no circumstances under which the Sponsor has determined it will definitely waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

The Sponsor’s Fee will generally be paid in XRP.

After the Trust’s payment of the Sponsor’s Fee to the Sponsor, the Sponsor may elect to convert the XRP received as payment of the Sponsor’s Fee into U.S. dollars. The rate at which the Sponsor converts such XRP to U.S. dollars may differ from the rate at which the relevant Sponsor’s Fee was determined. The Trust will not be responsible for any fees and expenses incurred by the Sponsor to convert XRP received in payment of the Sponsor’s Fee into U.S. dollars.

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering XRP. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor XRP in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, XRP, they generally do not transact directly with counterparties other than the Authorized Participants, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

The Sponsor or any of its affiliates may be reimbursed only for the actual cost to the Sponsor or such affiliate of any expenses that it advances on behalf of the Trust for payment of which the Trust is responsible. In addition, the Trust Agreement prohibits the Trust from paying to the Sponsor or such affiliate for indirect expenses incurred in performing services for the Trust in its capacity as the Sponsor (or an affiliate of the Sponsor) of the Trust, such as salaries and fringe benefits of officers and directors, rent or depreciation, utilities and other administrative items generally falling within the category of the Sponsor’s “overhead.”

Disposition of XRP

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Vault Balance the amount of XRP, determined as described above in “—Expenses; Sales of XRP,” equal to the accrued but unpaid Sponsor’s Fee and (ii)

transfer such XRP to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Vault Balance XRP in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such XRP into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such XRP in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in XRP. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of XRP. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of XRP to pay the Trust’s expenses will be a taxable event for shareholders. See “Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the amount of XRP held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in XRP or the sale of XRP to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting XRP into U.S. dollars), the amount of XRP represented by a Share will decline at such time and the Trust’s NAV may also decrease. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New XRP deposited into the Vault Balance in exchange for additional new Baskets issued by the Trust will not reverse this trend.

The Sponsor will also cause the sale of the Trust’s XRP if the Sponsor determines that sale is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Sponsor will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of XRP.

The quantity of XRP to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of XRP held by the Trust. See “—Expenses; Sales of XRP.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of XRP by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Discretion of the Index Provider

The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time.

Description of the Trust Agreement

The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.

The Sponsor

Liability of the Sponsor and Indemnification

Neither the Sponsor nor the Trust insure the Trust’s XRP. The Sponsor and its affiliates (each a “Covered Person”) will not be liable to the Trust or any shareholder for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.

Each Covered Person will be indemnified by the Trust against any loss, judgment, liability, expense incurred or amount paid in settlement of any claim sustained by it in connection with the Covered Person’s activities for the Trust, provided that (i) the Covered Person was acting on behalf of, or performing services for, the Trust and had determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct or a material breach of the Trust Agreement on the part of such Covered Person and (ii) any such indemnification will be recoverable only from the property of the Trust. Any amounts payable to an indemnified party will be payable in advance under certain circumstances.

Fiduciary and Regulatory Duties of the Sponsor

The Sponsor is not effectively subject to the duties and restrictions imposed on “fiduciaries” under both statutory and common law. Rather, the general fiduciary duties that would apply to the Sponsor are defined and limited in scope by the Trust Agreement.

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law, Section 7.4 of the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Trust selected the 10.0% ownership threshold because the Trust believed that this was a threshold that investors would be comfortable with based on market precedent.

This provision applies to any derivative action brought in the name of the Trust other than claims brought under the federal securities laws or the rules and regulations thereunder, to which Section 7.4 does not apply. Due to this additional requirement, a shareholder attempting to bring a derivative action in the name of the Trust will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding.

“Affiliate” is defined in the Trust Agreement to mean any natural person, partnership, limited liability company, statutory trust, corporation, association or other legal entity (each, a “Person”) directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity.

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number of Shares owned by such shareholders by the total number of Shares outstanding.

The Trust offers Shares on a periodic basis at such times and for such periods as the Sponsor determines in its sole discretion. As a result, in order to maintain the 10.0% ownership threshold required to maintain a derivative action, shareholders may need to increase their holdings or locate additional shareholders during the pendency of a claim. The Trust posts the number of Shares outstanding as of the end of each month on its website and as of the end of each quarter in its annual and quarterly filings with the SEC. The Trust additionally reports sales of unregistered securities on Form 8-K pursuant to Item 3.02 thereof. Shareholders may monitor the number of Shares outstanding at any time for purposes of calculating their ownership threshold by reviewing the Trust’s website and SEC filings and by requesting the number of Shares outstanding on any date from the Sponsor at any time pursuant to Sections 7.2 and 8.1 of the Trust Agreement. Shareholders have the opportunity at any time to increase their holdings or locate other shareholders to maintain the 10.0% threshold throughout the duration of a derivative claim. Shareholders may do so by requesting from the Sponsor the list of the names and last known address of all shareholders pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

The Sponsor is not aware of any reason to believe that Section 7.4 of the Trust Agreement is not enforceable under state or federal law. The Court of Chancery of Delaware has stated that “[t]he DSTA is enabling in nature and, as such, permits a trust through its declarations of trust to delineate additional standards and requirements with which a stockholder-plaintiff must comply to proceed derivatively in the name of the trust.” Hartsel v. Vanguard Group, Inc., Del. Ch. June 15, 2011. However, there is limited case law addressing the enforceability of provisions like Section 7.4 under state and federal law and it is possible that this provision would not be enforced by a court in another jurisdiction or under other circumstances.

Beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

Actions Taken to Protect the Trust

The Sponsor may prosecute, defend, settle or compromise actions or claims at law or in equity that it considers necessary or proper to protect the Trust or the interests of the shareholders. The expenses incurred by the Sponsor in connection therewith (including the fees and disbursements of legal counsel) will be expenses of the Trust and are deemed to be Additional Trust Expenses. The Sponsor will be entitled to be reimbursed for the Additional Trust Expenses it pays on behalf of the Trust.

Successor Sponsors

If the Sponsor is adjudged bankrupt or insolvent, the Trust may dissolve and a Liquidating Trustee may be appointed to terminate and liquidate the Trust and distribute its remaining assets. The Trustee will have no obligation to appoint a successor sponsor or to assume the duties of the Sponsor, and will have no liability to any person because the Trust is or is not terminated. However, if a certificate of dissolution or revocation of the Sponsor’s charter is filed (and ninety (90) days have passed after the date of notice to the Sponsor of revocation without a reinstatement of the Sponsor’s charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, shareholders holding at least a majority (over 50%) of the Shares may agree in writing to continue the affairs of the Trust and to select, effective as of the date of such event, one or more successor sponsors within ninety (90) days of any such event.

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the Delaware Statutory Trust Act. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Limitation on Trustee’s Liability

Under the Trust Agreement, the Sponsor has exclusive control of the management of all aspects of the activities of the Trust and the Trustee has only nominal duties and liabilities to the Trust. The Trustee is appointed to serve as the trustee for the sole purpose of satisfying Section 3807(a) of the DSTA which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Trustee is required to execute under the DSTA.

To the extent the Trustee has duties (including fiduciary duties) and liabilities to the Trust or the shareholders under the DSTA, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person. Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

Under the Trust Agreement, the Sponsor has the exclusive management, authority and control of all aspects of the activities of the Trust. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The existence of a trustee should not be taken as an indication of any additional level of management or supervision over the Trust. The Trust Agreement provides that the management authority with respect to the Trust is vested directly in the Sponsor and that the Trustee is not responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the XRP or other assets of the Trust.

Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders

The Shares are limited liability investments. Investors may not lose more than the amount that they invest plus any profits recognized on their investment. Although it is unlikely, the Sponsor may, from time to time, make distributions to the shareholders. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Trust any distribution they received at a time when the Trust was in fact insolvent or in violation of its Trust Agreement. In addition, the Trust Agreement provides that shareholders will indemnify the Trust for any harm suffered by it as a result of shareholders’ actions unrelated to the activities of the Trust.

The foregoing repayment of distributions and indemnity provisions (other than the provision for shareholders indemnifying the Trust for taxes imposed upon it by a state, local or foreign taxing authority, which is included only as a formality due to the fact that many states do not have statutory trust statutes therefore the tax status of the Trust in such states might, theoretically, be challenged) are commonplace in statutory trusts and limited partnerships.

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and the Sponsor as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor the Sponsor will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, the Sponsor will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of the Sponsor and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

Holding of Trust Property

The Trust will hold and record the ownership of the Trust’s assets in a manner such that it will be owned for the benefit of the shareholders for the purposes of, and subject to and limited by the terms and conditions set forth in, the Trust Agreement. The Trust will not create, incur or assume any indebtedness or borrow money from or loan money to any person. The Trustee may not commingle its assets with those of any other person.

The Trustee may employ agents, attorneys, accountants, auditors and nominees and will not be answerable for the conduct or misconduct of any such custodians, agents, attorneys or nominees if such custodians, agents, attorneys and nominees have been selected with reasonable care.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign as Trustee by written notice of its election so to do, delivered to the Sponsor with at least 180 days’ notice. The Sponsor may remove the Trustee in its discretion. If the Trustee resigns or is removed, the Sponsor, acting on behalf of the shareholders, will appoint a successor trustee. The successor Trustee will become fully vested with all of the rights, powers, duties and obligations of the outgoing Trustee.

If the Trustee resigns and no successor trustee is appointed within 180 days after the Trustee notifies the Sponsor of its resignation, the Trustee will terminate and liquidate the Trust and distribute its remaining assets.

Amendments to the Trust Agreement

In general, the Sponsor may amend the Trust Agreement without the consent of any shareholder. In particular, the Sponsor may, without the approval of the shareholders, amend the Trust Agreement if the Trust is advised at any time by the Trust’s accountants or legal counsel that the amendments are necessary to permit the Trust to take the position that it is a grantor trust for U.S. federal income tax purposes. However, the Sponsor may not make an amendment, or otherwise supplement the Trust Agreement, if such amendment or supplement would permit the Sponsor, the Trustee or any other person to vary the investment of the shareholders (within the meaning of applicable Treasury Regulations) or would otherwise adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Sponsor or its affiliates). A shareholder will be deemed to have consented to a modification or amendment of the Trust Agreement if the Sponsor has notified the shareholders in writing of the proposed modification or amendment and the shareholder has not, within 20 calendar days of such notice, notified the Sponsor in writing the shareholder objects to such modification or amendment.

Termination of the Trust

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

Upon dissolution of the Trust and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or in XRP, at the sole discretion of the Sponsor, after the Sponsor has sold the Trust’s XRP, if applicable, and has paid or made provision for the Trust’s claims and obligations.

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s XRP as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

Governing Law

The Trust Agreement and the rights of the Sponsor, Trustee and shareholders under the Trust Agreement are governed by the laws of the State of Delaware.

Description of the Prime Broker Agreement

The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s XRP which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. For a general description of the Custodian’s obligations, see “—Service Providers of the Trust—The Custodian and Prime Broker.”

Account; Location of XRP

All of the Trust’s XRP, other than that which is credited to a settlement balance maintained with the Prime Broker (the “Settlement Balance”), is held in custody accounts maintained on the books of the Custodian, as to which the Custodian controls the private keys which allow for the transfer of ownership or control of the Trust’s XRP on the Trust’s behalf (the “Vault Balance”). The Prime Broker Agreement provides that the Trust’s Vault Balance will be held by the Custodian in segregated wallets or accounts. The Custodian will keep all of the private keys associated with the Trust’s XRP held in the Vault Balance in an offline manner. The term “cold storage” refers to a safeguarding method where the storage of private keys may involve keeping such keys’ materials on a non-networked computer or electronic device or storing the private keys on a storage device. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private keys corresponding to the Trust’s XRP are generated and stored in an offline manner. The term “hot storage” refers to the safeguarding method by which the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to theft, loss or damage.

Additionally, at the Sponsor’s discretion, a portion of the Trust’s XRP holdings may be credited to the Settlement Balance, which will be reflected in a ledger maintained on the books of the Prime Broker. The Prime Broker Agreement provides that any XRP credited to the Trust’s Settlement Balance will be held (i) in omnibus cold storage wallets; (ii) in omnibus hot storage wallets; or (iii) in omnibus accounts with one of the third-party venues to which Coinbase has established connections (each, a “Coinbase Connected Venue”). The Settlement Balance shall be separate from the Vault Balance and any other account(s) the Trust or the Sponsor maintain with the Custodian. From time to time, the Prime Broker may temporarily keep a portion of the private keys associated with the XRP credited to the Trust’s Settlement Balance in hot storage for purposes of facilitating the receipt and distribution of XRP in connection with the creation and redemption of Baskets.

Private key shards associated with the Trust’s XRP are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States. The locations of the secure vaults may change and are kept confidential by the Custodian for security purposes.

The Prime Broker Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf with respect to the Trust’s XRP held in the Vault Balance and the XRP in the Vault Balance are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Prime Broker Agreement, the Custodian represents and warrants that it has no right, interest, or title in the XRP in the Trust’s Vault Balance, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as assets on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. With respect to the Trust’s XRP credited to the Settlement Balance, the Prime Broker maintains an internal ledger that specifies the XRP credited to the Trust’s Settlement Balance. The Prime Broker Agreement states that the Prime Broker treats such XRP as custodial assets held for the benefit of the Trust, and shall not be considered the property of the Prime Broker. Additionally, under the Prime Broker Agreement, the Prime Broker represents and warrants that it will not, directly or indirectly, sell, transfer, loan, rehypothecate or otherwise alienate the Trust’s XRP credited to the Settlement Balance.

The Prime Broker Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Vault Balance and Settlement Balance as “financial assets” under Article 8 of the New York Uniform Commercial Code (“Article 8”) and to treat the Vault Balance and Settlement Balance as “securities accounts” with respect to which the Trust is the “entitlement holder” within the meaning of Article 8. The Custodial Entities’ ultimate parent, Coinbase Global, Inc. (“Coinbase Global”), has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s XRP and to the operations of the Trust.”

Safekeeping of XRP

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Trust all XRP received by the Custodian. All XRP credited to the Vault Balance will (i) be held in the Vault Balance at all times, and the Vault Balance will be controlled by the Custodian; (ii) be labeled or otherwise appropriately identified as being held for the Trust; (iii) be held on a non-fungible basis; (iv) not be commingled with other digital assets held by the Custodian, whether held for the Custodian’s own account or the account of other clients other than the Trust; and (v) not without the prior written consent of the Trust be deposited or held with any third-party depositary, custodian, clearance system or wallet. Additionally, the Custodian will use commercially reasonable efforts to keep the private key or keys for the Vault Balance secure, and will not disclose such keys to the Trust, the Sponsor or to any other individual or entity except to the extent that any keys are disclosed consistent with a standard of commercially reasonable efforts and as part of a multiple signature solution that would not result in the Trust or the Sponsor “storing, holding, or maintaining custody or control of” the XRP “on behalf of others” within the meaning of the New York BitLicense Rule (23 NYCRR Part 200) as in effect as of June 24, 2015 such that it would require the Trust or the Sponsor to become licensed under such law.

XRP credited to the Trust’s Settlement Balance may be held in omnibus wallets maintained by the Prime Broker and/or at Coinbase Connected Venues. While the XRP credited to the Trust’s Settlement Balance could be commingled with other assets, the XRP in the Trust’s Settlement Balance will represent entitlement to a pro-rata share of the XRP held in such omnibus wallets and/or at Coinbase Connected Venues. In all circumstances the Prime Broker will keep an internal ledger that specifies the assets credited to the Settlement Balance such that the Trust, its auditors and regulators can identify the Trust’s pro-rata share of the XRP held in omnibus wallets and/or at Coinbase Connected Venues. Neither the Trust nor the Sponsor have a contractual relationship with the Coinbase Connected Venues utilized by the Custodial Entities.

Insurance

Pursuant to the terms of the Prime Broker Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services it provides. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, which procures fidelity (or crime) insurance coverage at commercially reasonable amounts for the custodial services provided. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s XRP, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

Although the Prime Broker is not required to maintain insurance under the terms of the Prime Broker Agreement, the Custodial Entities have also advised the Sponsor that they maintain insurance coverage pursuant to such policies held by Coinbase Global.

Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Deposits, Withdrawals and Storage

The Custodian and the Prime Broker provide for: (i) holding of the Trust’s XRP in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s XRP between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of XRP from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of XRP from the Vault Balance to a public blockchain address the Trust controls (each such transaction is a “Custody Transaction”) (collectively, the “Custodial and Prime Broker Services”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodial Entities may suspend, restrict or terminate the Trust’s and the Sponsor’s access to the Custodial and Prime Broker Services, and/or suspend, restrict or close the accounts associated with the Trust’s Vault Balance and Settlement Balance (the “Accounts”) if the Trust or Sponsor has taken certain actions, including any prohibited use or prohibited business as set forth in the Prime Broker Agreement or if either or both of the Custodial Entities are required to do so by a subpoena, court order, or other binding government order.

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw XRP from the Vault Balance, the Custodian will have a limited amount of time to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control. Transactions relating to XRP held in the Settlement Balance occur on the Blockchain.

The Custodial Entities make no other representations or warranties with respect to the availability and/or accessibility of XRP or the availability and/or accessibility of the Vault Balance, the Settlement Balance or the Custodial and Prime Broker Services.

Security of the Accounts

The Custodial Entities securely store all digital asset private keys held by the Custodian on secure servers or offline, in cold storage. Under the Prime Broker Agreement, the Custodian must use commercially reasonable efforts to keep the private key or keys to the Vault Balance secure, and may not disclose such private keys to the Sponsor, Trust or any other individual or entity.

The Custodial Entities have implemented and will maintain reasonable information security programs that include policies and procedures that are reasonably designed to safeguard the Custodial Entities’ electronic systems and the Trust’s and the Sponsor’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined in the Prime Broker Agreement), the Custodial Entities will promptly (subject to any legal or regulatory requirements) notify the Trust and the Sponsor

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records as to the deposit, disbursement, investment and reinvestment of the XRP in the Vault Balance, and such records must be retained by the Custodian for no less than seven years. The Prime Broker Agreement also provides that each Custodial Entity will permit, to the extent it may legally do so, the Trust’s third-party representatives, upon thirty days’ notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control systems and procedures are in place, as the Trust may reasonably request. The Prime Broker is obligated to notify the Trust of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Prime Broker Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existing balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

The Trust, the Sponsor and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “—Custody of the Trust’s XRP.”

Once each calendar year, the Trust and the Sponsor are entitled to request that the Custodial Entities provide a copy of the SOC 1 report and SOC 2 report once per calendar year. Such reports are required to be dated within one year prior to such request. The Custodial Entities reserve the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Prime Broker Agreement. In addition to the review of SOC 1 and SOC 2 reports, the Trust may also request letters of representation on a quarterly basis between SOC reports regarding any known changes or conclusions to the SOC 1 and SOC 2 report.

Standard of Care; Limitations of Liability

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Trust all XRP received by the Custodian. The Custodial Entities are liable to the Sponsor and the Trust for the loss of any XRP to the extent such loss resulted from the negligence, fraud or willful misconduct of the Custodial Entities. To the extent any loss is caused by a Custodial Entity’s negligence, fraud or willful misconduct, the Custodial Entities are required to return to the Trust a quantity of XRP equal to the quantity of any such lost XRP.

The Custodial Entities’ or Trust’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the value of the XRP or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars.

The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the XRP on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement. In addition, the Custodian’s maximum liability in respect of each cold storage address that holds XRP shall be limited to $100 million (the “Cold Storage Threshold”). The Sponsor monitors the value of XRP deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of XRP deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodial Entities and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages. In addition, the Custodial Entities are not liable to the Trust for circumstances resulting from certain force majeure events.

Indemnity

The Trust and the Custodial Entities have agreed to indemnify one another from and against certain claims or losses, subject to customary exceptions and limitations.

Fees and Expenses

The Sponsor will pay an annualized fee to the Coinbase Entities, covering the Trust’s use of the Custodial and Prime Broker Services, that is accrued on a monthly basis as a percentage of the Trust’s monthly assets under custody. The Sponsor will also pay a monthly fee to the Prime Broker, covering withdrawals and deposits to or from the Settlement Balance in connection with the creation and redemption of Shares.

Term; Termination and Suspension

The Prime Broker Agreement will remain in effect until either party terminates the Prime Broker Agreement; provided, however, that the Coinbase Entities shall not restrict, suspend, or modify any Prime Broker Services following termination of the Prime Broker Agreement by a Custodial Entity without Cause (as defined in the Prime Broker Agreement) or by the Trust until the end of the applicable notice period and neither party’s termination of the Prime Broker Agreement will be effective until the Trust and/or the Custodial Entities, as the case may be, have fully satisfied their obligations thereunder.

The Trust may terminate the Prime Broker Agreement in whole or in part upon thirty days’ prior written notice to the applicable Custodial Entity; and (ii) for Custodian Cause (as defined in the Prime Broker Agreement) at any time by written notice to the Prime Broker, effective immediately, or on such later date as may be specified in such notice. The Trust will also be entitled to terminate the Prime Broker Agreement in the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable. See “—Record Keeping; Inspection and Auditing.”

The Custodial Entities may terminate the Prime Broker Agreement (i) upon one hundred eighty days’ prior written notice to the Trust; and (ii) for Cause at any time by written notice to the Trust, effective immediately, or on such later date as may be specified in the notice.

In the event that either the Trust or the Custodial Entities terminate the Prime Broker Agreement without Cause, the Custodial Entities shall use reasonable efforts to assist the Trust with transferring any digital assets, fiat currency or funds associated with the Trust’s Accounts to another custodial services provider within ninety days of receipt of the applicable termination notice.

Governing Law

The Prime Broker Agreement is governed by New York law.

MATERIAL U.S. Federal Income Tax Consequences

The following discussion addresses the material U.S. federal income tax consequences of the ownership of Shares. This discussion does not describe all of the tax consequences that may be relevant to a beneficial owner of Shares in light of the beneficial owner’s particular circumstances, including tax consequences applicable to beneficial owners subject to special rules, such as:

•
financial institutions;
•
dealers in securities or commodities;
•
traders in securities or commodities that have elected to apply a mark-to-market method of tax accounting in respect thereof;
•
persons holding Shares as part of a hedge, “straddle,” integrated transaction or similar transaction;
•
Authorized Participants (as defined below);
•
U.S. Holders (as defined below) whose functional currency is not the U.S. dollar;
•
entities or arrangements classified as partnerships for U.S. federal income tax purposes;
•
real estate investment trusts;
•
regulated investment companies; and
•
tax-exempt entities, including individual retirement accounts.

This discussion applies only to Shares that are held as capital assets and does not address alternative minimum tax consequences or consequences of the Medicare contribution tax on net investment income.

If an entity or arrangement that is classified as a partnership for U.S. federal income tax purposes holds Shares, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partnerships holding Shares and partners in those partnerships are urged to consult their tax advisers about the particular U.S. federal income tax consequences of owning Shares.

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations (“Treasury Regulations”) as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

Tax Treatment of the Trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Pre-Creation/Redemption Abandonment Notices (as defined herein) provide that the Trust will irrevocably abandon, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than XRP as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, at this time the Trust is not permitted to create or redeem Shares via in-kind transactions with Authorized
Participants. Unless and until Authorized Participants enter into or amend their respective Participant Agreements to provide for in-kind creations and redemptions, Baskets will be created or redeemed only through Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

Moreover, because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The remainder of this discussion is based on the assumption that the Trust will be treated as a grantor trust for U.S. federal income tax purposes.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets

Each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the XRP (and any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of XRP in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust could hold certain types of digital assets that are not within the scope of the Notice, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, subject to NYSE Arca obtaining regulatory approval from the SEC.

The remainder of this discussion assumes that XRP, and any Incidental Rights or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Shareholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital assets in general, including, in the case of shareholders that are generally exempt from U.S. federal income taxation, whether such shareholders may recognize “unrelated business taxable income” (“UBTI”) as a consequence of a fork, airdrop or similar event.

Tax Consequences to U.S. Holders

As used herein, the term “U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is:

•
an individual who is a citizen or resident of the United States for U.S. federal income tax purposes;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any political subdivision thereof; or
•
an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and solely for cash or solely for XRP that were originally acquired by the U.S. Holder for cash on the same date).

As discussed in the section entitled “Description of Creation and Redemption of Shares,” a U.S. Holder may be able to acquire Shares of the Trust by contributing XRP in kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the XRP held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the XRP held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such XRP will begin on the date of such purchase. When a U.S. Holder acquires Shares in exchange for XRP, (i) the U.S. Holder’s initial tax basis in its pro rata share of the XRP held in the Trust will be equal to the U.S. Holder’s tax basis in the XRP that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such XRP generally will include the period during which the U.S. Holder held the XRP that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if a U.S. Holder that owns more than one lot of XRP contributes a portion of its XRP to the Trust in exchange for Shares, the U.S. Holder could designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which XRP it is contributing and to substantiate its tax basis in those XRP. In general, if a U.S. Holder acquires Shares (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of XRP or (iii) in exchange for a contribution of XRP with different tax bases, the U.S. Holder’s share of the Trust’s XRP will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different.

As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. As described above, the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise might become entitled. If, however, the Trust were to receive and retain IR Virtual Currency in the future, a U.S. Holder would have a basis in that IR Virtual Currency equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such IR Virtual Currency would begin as of the time it recognizes such income.

U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, a non-corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes.

On a sale or other disposition of Shares, a U.S. Holder will be treated as having sold the XRP underlying such Shares. Accordingly, the U.S. Holder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Shares and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the XRP held in the Trust that is attributable to the Shares that were sold or otherwise subject to a disposition. Such tax basis generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the XRP held in the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition (such fraction, expressed as a percentage, the “Share Percentage”). If the U.S. Holder’s share of the Trust’s XRP consists of separate lots with separate tax bases and/or holding periods, the U.S. Holder will be treated as having sold the Share Percentage of each such lot. Gain or loss recognized by a U.S. Holder on a sale or other disposition of Shares will generally be short-term capital gain or loss if the U.S. Holder’s holding period for the XRP underlying such Shares is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for the XRP underlying such Shares is more than one year. The deductibility of capital losses is subject to significant limitations.

If the Trust redeems all or a portion of a U.S. Holder’s Shares in exchange for the underlying XRP represented by the redeemed Shares, such redemption generally will not be a taxable event to the U.S. Holder. The U.S. Holder’s tax basis in the XRP received in the redemption generally will be the same as the U.S. Holder’s tax basis for the portion of its pro rata share of the XRP held in the Trust immediately prior to the redemption that was attributable to the Shares redeemed, determined as described above, and the U.S. Holder’s tax basis in its remaining pro rata portion, if any, of the XRP held in the Trust after the redemption will be equal to the tax basis of its pro rata share of the total amount of the XRP held in the Trust immediately prior to the redemption, less the U.S. Holder’s tax basis in the XRP received in the redemption. The U.S. Holder’s holding period with respect to the XRP received will generally include the period during which the U.S. Holder held the Shares so redeemed. A subsequent sale of the XRP received in such redemption will generally be a taxable event.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the XRP held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the XRP held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition (or, in the case of a redemption pursuant to an In-Kind Order, the portion of tax basis that is treated as the basis of the XRP received by the U.S. Holder in the redemption.

Any brokerage or other transaction fee incurred by a U.S. Holder in purchasing Shares generally will be added to the U.S. Holder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee or other transaction fee incurred by a U.S. Holder in selling Shares generally will reduce the amount realized by the U.S. Holder with respect to the sale.

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt shareholder as a consequence of a hard fork, airdrop or similar event would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

Tax Consequences to Non-U.S. Holders

As used herein, the term “non-U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is not a U.S. Holder. The term “non-U.S. Holder” does not include (i) a nonresident alien individual who is present in the United States for 183 days or more in a taxable year, (ii) a former U.S. citizen or U.S. resident or an entity that has expatriated from the United States; (iii) a person whose income in respect of Shares is effectively connected with the conduct of a trade or business in the United States; or (iv) an entity that is treated as a partnership for U.S. federal income tax purposes. Shareholders described in the preceding sentence should consult their tax advisers regarding the U.S. federal income tax consequences of owning Shares.

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of XRP in payment of the Sponsor’s Fee or any Additional Trust Expense or on the Trust’s sale or other disposition of XRP. In addition, assuming that the Trust holds no asset other than XRP, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Shares. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in-kind.

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future, and although there is no guidance on point, if the Trust were to receive and retain IR Virtual Currency arising from a future fork, airdrop or similar occurrence, it is likely that any ordinary income recognized by a non-U.S. Holder as a result would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders should be aware that, in the absence of guidance, a withholding agent (including a broker through which Shares are held) may withhold 30% from a non-U.S. Holder’s pro rata share of any such income.

A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any U.S.-source FDAP income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury Regulations.

In order to prevent the possible imposition of U.S. “backup” withholding and (if applicable) to qualify for a reduced rate of withholding tax at source under a treaty, a non-U.S. Holder must comply with certain certification requirements (generally, by delivering a properly executed IRS Form W-8BEN or W-8BEN-E to the relevant withholding agent).

U.S. Information Reporting and Backup Withholding

The Trust or the appropriate broker will file certain information returns with the IRS and provide shareholders with information regarding their annual income (if any) and expenses with respect to the Trust in accordance with applicable Treasury Regulations.

A U.S. Holder will generally be subject to information reporting requirements and backup withholding unless (i) the U.S. Holder is a corporation or other exempt recipient or (ii) in the case of backup withholding, the U.S. Holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding. In order to avoid the information reporting and backup withholding requirements, a non-U.S. Holder may have to comply with certification procedures to establish that it is not a U.S. person. The amount of any backup withholding will be allowed as a credit against the shareholder’s U.S. federal income tax liability and may entitle the holder to a refund, provided that the required information is furnished to the IRS.

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed Treasury Regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Department of the Treasury (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

Item 1A. Risk Factors

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

The risk factors below should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including XRP, have experienced extreme volatility and may continue to do so. Extreme volatility in the future, including declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including XRP, have experienced extreme volatility throughout their existence and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including XRP, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022, when FTX Trading Ltd. (“FTX”), halted customer withdrawals. Additionally, on October 10, 2025, it was reported that a sharp decline in digital asset market prices triggered the liquidation of approximately $20 billion in leveraged positions across the digital asset industry. Any similar halting of withdrawals or liquidations across leveraged positions in the digital asset industry in the future could further impact trading prices. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including XRP, have continued to fluctuate widely through the date of this Annual Report.

Extreme volatility in the future, including declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of XRP and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of XRP. For additional information that quantifies the volatility of XRP prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and XRP Prices.”

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of XRP and the Trust’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the U.S. Department of the Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the U.S. Department of the Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring such digital assets to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to XRP or other digital assets may negatively and significantly impact the price of XRP and the Trust’s Shares..

Digital assets such as XRP were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as XRP were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and related protocols are in the early stages of development. Given the recency of the development of digital asset networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.

•
The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key.
•
Digital asset networks and related protocols are dependent upon the internet. A disruption of the internet or a digital asset network or related protocol, such as the XRP Network, would affect the ability to transfer digital assets, including XRP, and, consequently, their value.
•
The acceptance of software patches or upgrades to a digital asset network by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the XRP Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate blockchain networks.
•
Digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.
•
Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.
•
The open-source structure of many digital asset network protocols, such as the protocol for the XRP Network, means that developers and other contributors are often not compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the XRP Network could damage that network.
•
Moreover, in the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the XRP Network could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s XRP, which would adversely affect the value of the Shares. Moreover, functionality of the XRP Network may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for XRP. Even if another digital asset other than XRP were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including XRP, have existed for a short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols that are impossible to predict as of the date of this Annual Report.

Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of XRP.

The first digital asset, Bitcoin, was launched in 2009. XRP launched in 2012 and its development is ongoing. In general, digital asset networks, including the XRP Network and related protocols represent a relatively new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
XRP is only selectively accepted as a means of payment by retail and commercial outlets, and use of XRP by consumers remains limited. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for XRP transactions; process wire transfers to or from Digital Asset Trading Platforms, XRP-related companies or service providers; or maintain accounts for persons or entities transacting in XRP. As a result, the prices of XRP are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.
•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as XRP, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as miners or developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.
•
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the XRP Network, any trading platforms or businesses that facilitate transactions in XRP may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
•
Users, developers and miners may switch to or adopt certain digital asset networks or protocols at the expense of their engagement with other digital asset networks and protocols, which may negatively impact those networks and protocols, including the XRP Network.

The Trust is not actively managed and will not have any formal strategy relating to the development of the XRP Network.

Changes in the governance of a digital asset network or protocol may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

The governance of some digital asset networks and protocols, such as the XRP, Bitcoin and Ethereum networks, is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges.

The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the XRP Network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time, generally based on self-determined participation. If a significant majority of users and miners were to adopt amendments to a decentralized network based on the proposals of such core developers, such network would be subject to new source code that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the XRP Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2023, XRP average daily transaction fees have ranged from $0.0002 per transaction, on January 1, 2023, to as high as $0.03 per transaction, on June 15, 2023. As of December 31, 2025, XRP average daily transaction fees stood at $0.0004 per transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for XRP (e.g., micropayments), and could reduce demand for, and the price of, XRP, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement or throughput of XRP Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors, but are also often developed by identifiable and high-profile contributors. The perception that certain high-profile contributors may no longer contribute to the applicable digital asset network or protocol may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of Ether. In the event a high-profile contributor to the XRP Network is perceived as no longer contributing to such networks due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of XRP, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

As of December 31, 2025, the largest 100 XRP wallets held approximately 83% of the XRP in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant amount of XRP, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of XRP.

Validators may cease participating in validating activities because they are provided no direct financial incentive to participate or because certain jurisdictions may limit or otherwise regulate validating activities, which could negatively impact the price of XRP and the value of the Shares.

Unlike many other blockchain networks, validators on the XRP Ledger are not directly compensated for their participation in the consensus process. Running a validator on the XRP Ledger is generally considered a voluntary contribution to the health and decentralization of the network. Participants run validators for reasons other than direct financial gain, such as supporting the network’s decentralization, ensuring its security, or for reputational benefits within the XRP community. However, because there is no financial incentive for entities or individuals to maintain validators, there is no guarantee that such entities or individuals will continue to do so. Additionally, entities or individuals running validators in certain jurisdictions may be limited or prohibited from continuing these activities as a result of regulation or governmental decree.

Validators ceasing operations or participation in the consensus mechanism would make the XRP Ledger more vulnerable to malicious actors obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process and security of the XRP Ledger may adversely affect the Trust’s investments in XRP. To the extent that a significant number of entities or individuals stop running validators, there would be serious negative consequences to the XRP Ledger’s functionality, security and overall existence.

If a malicious actor or botnet obtains control of more than 80% of the validating nodes on the XRP Ledger, or otherwise obtains control over the XRP Network through its influence over core developers or otherwise, such actor or botnet could manipulate the XRP Ledger to adversely affect the value of the Shares or the ability of the Trust to operate.

All networked systems are vulnerable to various types of attacks. As with any computer network, the XRP Network could be attacked. The XRP Ledger relies on a decentralized network of validator nodes that agree on the order and validity of transactions. These nodes form the backbone of the consensus process. Each validator node maintains a Unique Node List (“UNL”), which is a list of other validators it trusts. For a malicious actor to take over, they would need to control a significant portion of the validators on the majority of these UNLs. To successfully alter the ledger, the malicious actor would likely need to control more than 80% of the validator nodes or the voting power on the most widely used UNLs.

If the malicious actor cannot control the validator nodes directly, they might attempt to compromise the validators that are already trusted by the network (i.e., those on the commonly used UNLs). This could involve hacking, bribery, deception or coercion.

If a malicious actor or botnet (a collection of computers controlled by networked software coordinating the actions of the computers) obtains a sufficient amount of the validating power on the XRP Network, it may be able to alter the XRP Ledger on which transactions in XRP rely by preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions, or prevent transactions from finalizing onto the XRP Ledger. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control it may be able to “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the validating power on the XRP Network or the XRP community did not reject the fraudulent transactions as malicious, reversing any changes made to the XRP Ledger may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the XRP Network.

For example, in April 2025, a malicious code was injected into the XRP NPM package, a Javascript library interacting with the XRP Ledger. The malicious code was created for the purpose of stealing users' private keys and wallet seeds by sending them to an attacker's server. Although the XRP Ledger and XRP Network remained secure, some users were affected by the Javascript library versions during the attack window. Any security flaws in third-party libraries could pose similar risks to the XRP Network in the future, including supply-chain risks and the risk of theft of private keys and/or wallet seeds.

Further, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attack resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network experienced a >50% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work based networks, it is possible that a similar attack may occur on the XRP Network, which could negatively impact the value of XRP and the value of the Shares.

Compared to other digital asset networks such as the Bitcoin Network and Ethereum Network, the XRP Ledger relies on a relatively small number of validators, and each validator maintains a UNL that is an even smaller subset of the validators. While this helps maintain a fast and efficient network, it could expose the XRP Ledger to additional vulnerabilities. For example, a malicious actor could attempt a “Sybil” attack whereby it would attempt to gain the trust of existing validators using a large number of fake identities. Such an attack would be difficult to execute because human intervention would be required for the malicious validators to become trusted, but the risk is made greater by the small number validators included on each validator’s UNL.

A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover.

Although there are no known reports of malicious control of the XRP Network, if groups of coordinating or connected were to compromise a sufficient amount of validators on the Trusted Nodes List, they could exert authority over the validation of XRP transactions. This risk is heightened if such amount of the validating power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validators, do not act to ensure greater decentralization of XRP, the feasibility of a malicious actor obtaining control of the validating power on the XRP Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the XRP Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the XRP ecosystem does not grow, the possibility that a malicious actor may be able to maliciously influence the XRP Network in this manner will remain heightened.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The XRP Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of the XRP Network adopt the modification. When a modification is introduced and a substantial majority of users and validators’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the XRP Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of XRP running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset network, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Network to syphon approximately $60 million of Ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Digital asset networks and related protocols may also be cloned. Unlike a fork of a digital asset network, which modifies an existing blockchain, and results in two competing digital asset networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of XRP at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the XRP Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, following the DAO hack in July 2016, holders of Ether voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ether rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of XRP at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016. A clone may also adversely affect the price of XRP at the time of announcement or adoption.

A future fork in or clone of the XRP Network could adversely affect the value of the Shares or the ability of the Trust to operate.

In the event of a hard fork of the XRP Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the XRP Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which digital asset network, among a group of incompatible forks of the XRP Network, is generally accepted as the XRP Network and should therefore be considered the appropriate digital asset network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of XRP, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the XRP Network. There is no guarantee that the Sponsor will choose the digital asset network or digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as XRP and should therefore be considered “XRP” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

In the event of a hard fork of the XRP Ledger, the Custodian’s operations may be interrupted or subject to additional security risks that could disrupt the Trust’s ability to process creations and redemptions of Shares or otherwise threaten the security of the Trust’s XRP holdings.

In the event of a hard fork of the XRP Ledger, the Custodian may temporarily halt the ability of customers (including the Trust) to deposit, withdraw or transfer XRP on the Custodian’s platform. Such a delay may be intended to permit the Custodian to assess the resulting versions of the XRP Ledger, to determine how best to securely “split” the XRP from the forked asset, and to prevent malicious users from conducting “replay attacks” (i.e., broadcasting transactions on both versions of the forked networks to put Custodian assets at risk). As a result, the Trust is likely to suspend creations and redemptions during a period in which the Custodian’s operations are halted.

In addition, any losses experienced by the Custodian due to a hard fork, including due to replay attacks or technological errors in assessing the fork, could have a materially adverse impact on an investment in the Shares.

Any name change and any associated rebranding initiative by the core developers of XRP may not be favorably received by the digital asset community, which could negatively impact the value of XRP and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on XRP. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of XRP and the value of the Shares.

If the XRP Network is used to facilitate illicit activities, businesses that facilitate transactions in XRP could be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of XRP and the value of the Shares.

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. If the XRP Network is used to facilitate illicit activities, businesses that facilitate transactions in XRP could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and XRP could be removed from Digital Asset Trading Platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the XRP Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the XRP Network and/or adversely affect the price of XRP, the attractiveness of the XRP Network and an investment in the Shares of the Trust.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, XRP or, subject to NYSE Arca obtaining regulatory approval from the SEC, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider, or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant or a Liquidity Provider sources XRP in connection with the creation of the Shares or facilitates transactions in XRP at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant or the Liquidity Provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department Office of Foreign Assets Control (“OFAC”) and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Trust, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

In the past and through the date of this Annual Report, digital asset prices have experienced significant fluctuations, leading to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO.

In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York.

On January 17, 2025, DCG agreed to entry of a cease-and-desist order and payment of a $38 million civil money penalty arising out of the SEC’s allegations that (i) DCG negligently engaged in conduct that misled investors about the impact of the default on Genesis Capital’s financial condition and (ii) DCG’s failure to exercise reasonable care in connection with certain statements concerning Genesis Capital’s financial condition created a materially false impression to the public regarding Genesis Capital’s financial health.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

These events have also led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in

November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants, as well.

In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking.

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into Federal Deposit Insurance Corporation (“FDIC”) receiverships.

Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including XRP, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading prices and liquidity of XRP, or the failure of service providers to the Trust, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The value of the Shares relates directly to the value of XRP, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the XRP held by the Trust and fluctuations in the price of XRP could adversely affect the value of the Shares. The market price of XRP may be highly volatile, and subject to a number of factors, including:

•
an increase in the global XRP supply that is publicly available for trading;
•
manipulative trading activity on Digital Asset Trading Platforms, which, in many cases, are largely unregulated;
•
the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Network;
•
forks in the XRP Network;
•
investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or XRP, and Digital Asset Trading Platform rates;
•
consumer preferences and perceptions of XRP specifically and digital assets generally;
•
fiat currency withdrawal and deposit policies on Digital Asset Trading Platforms;
•
the liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;

•
investment and trading activities of large investors that invest directly or indirectly in XRP;
•
a “short squeeze” resulting from speculation on the price of XRP, if aggregate short exposure exceeds the number of Shares available for purchase;
•
an active derivatives market for XRP or for digital assets generally;
•
a determination that XRP is a security or changes in XRP’s status under the federal securities laws;
•
monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of XRP as a form of payment or the purchase of XRP on the Digital Asset Markets;
•
global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•
fees associated with processing an XRP transaction and the speed at which XRP transactions are settled on the XRP Network;
•
interruptions in service from or closures or failures of major Digital Asset Trading Platforms;
•
decreased confidence in Digital Asset Trading Platforms due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;
•
increased competition from other forms of digital assets or payment services; and
•
the Trust’s own acquisitions or dispositions of XRP, since there is no limit on the amount of XRP that the Trust may acquire.

In addition, there is no assurance that XRP will maintain its value in the long or intermediate term. In the event that the price of XRP declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of XRP as represented by the Index Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of XRP has resulted, and may continue to result, in speculation regarding future appreciation in the value of XRP, inflating and making the Index Price more volatile. As a result, XRP may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index Price and could adversely affect the value of the Shares.

Due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of XRP and, consequently, the value of the Shares.

Digital Asset Trading Platforms are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent Digital Asset Trading Platforms provide the public with significant information regarding their on-chain activities, ownership structure, management teams, corporate practices, cybersecurity practices and regulatory compliance, many other Digital Asset Trading Platforms do not provide this information. Furthermore, while Digital Asset Trading Platforms are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Trading Platforms do not currently appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Trading Platforms, including prominent trading platforms that handle a significant volume of XRP trading.

Many Digital Asset Trading Platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with, regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood, or that a much larger portion of digital asset market activity takes place on decentralized finance platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of XRP and/or negatively affect the market perception of XRP, which could in turn adversely impact the value of the Shares.

The SEC has also identified possible sources of fraud and manipulation in the Digital Asset Markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in a digital asset manipulating pricing in such digital asset; (3) hacking of the underlying digital asset network and trading platforms; (4) malicious control of the underlying digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in a digital asset, new sources of demand for a digital asset) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Digital Asset Markets. The use or presence of such acts and practices in the Digital Asset Markets could, for example, falsely inflate the volume of XRP present in the Digital Asset Markets or cause distortions in the price of XRP, among other things that could adversely affect the Trust or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by Digital Asset Markets, or may not exist at all. Many Digital Asset Markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of XRP on Digital Asset Markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some Digital Asset Trading Platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Trading Platforms were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Trading Platforms. In some instances, customers are made whole only in dollar terms as of the Digital Asset Trading Platform’s date of failure, rather than on a digital asset basis, meaning customers may still lose out on any price increase in digital assets.

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware. For example, in February 2025, hackers reportedly compromised a transaction from Bybit’s multisignature cold wallets, enabling the hackers to steal over $1.5 billion of Ether from Bybit. Shortcomings or ultimate failures of larger Digital Asset Trading Platforms are more likely to have contagion effects on the digital asset ecosystem, including on the price of XRP, and therefore may also be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well.

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and/or the closure or temporary shutdown of Digital Asset Trading Platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the XRP Network and result in greater volatility in the prices of XRP. Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. These potential consequences of such a Digital Asset Trading Platform’s failure could adversely affect the value of the Shares.

Digital Asset Trading Platforms may be exposed to front-running.

Digital Asset Trading Platforms may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of Digital Asset Trading Platforms and digital assets more generally.

Digital Asset Trading Platforms may be exposed to wash-trading.

Digital Asset Trading Platforms may be susceptible to wash-trading. Wash-trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash-trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve a trading platform’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their tokens. Results of wash-trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash-trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of XRP and/or negatively affect the market perception of XRP.

To the extent that wash-trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about XRP and the digital assets industry more broadly, which could adversely impact the price of XRP and, therefore, the price of the Shares. Wash-trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. The Digital Asset Trading Platforms chosen by the Index Provider have also changed over time. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Trading Platforms in the Index, see “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of XRP, third parties may be able to purchase and sell XRP on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of XRP on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2025, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 7.70% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 1.64%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.006%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of XRP, which could adversely affect the value of the Shares.

A decline in the adoption of XRP or the XRP Ledger could negatively impact the Trust.

The Sponsor will not have any strategy relating to the development of XRP and the XRP Ledger. However, a lack of expansion in usage of XRP and the XRP Ledger could adversely affect an investment in Shares.

The further development and acceptance of the XRP Ledger, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance or usage of the XRP Ledger may adversely affect the price of XRP and therefore an investment in the Shares. The further adoption of XRP will require growth of the XRP Ledger. Adoption of XRP will also require an accommodating regulatory environment.

The use of digital assets such as XRP to, among other things, buy and sell goods or services or facilitate cross-border payments is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. The XRP Ledger is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve.

Today, speculators make up a significant portion of users of XRP and other cryptocurrencies. Certain merchants and major retail and commercial businesses have only recently begun accepting XRP and the XRP Ledger as a means of payment for goods and services. Speculation may contribute to outsized price volatility, which in turn can make XRP less attractive to merchants and commercial parties as a means of payment. A lack of expansion by XRP into retail and commercial markets or a contraction of such use may result in a reduction in the price of XRP, which could adversely affect an investment in the Trust.

In addition, there is no assurance that XRP will maintain its value over the long term. The price of XRP is subject to risks related to its usage. Even if growth in XRP Ledger adoption occurs in the near or medium term, there is no assurance that XRP usage will continue to grow over the long term. A contraction in use of XRP may result in increased volatility or a reduction in the price of XRP, which would adversely impact the value of the Shares.

The Index Price used to calculate the value of the Trust’s XRP may be volatile, and purchasing and selling activity in the Digital Asset Markets associated with Basket creations and redemptions may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of XRP on public Digital Asset Trading Platforms has a limited history, and during this history, XRP prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price, and the price of XRP generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2025, the Index Price ranged from $0.50 to $3.55, with the straight average being $2.16. In addition, during the twelve months ended December 31, 2025, the Index Price ranged from $1.80 to $3.55. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group. The price of XRP more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of XRP, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and XRP Prices.”

Furthermore, because the number of Digital Asset Trading Platforms is limited, the Index will necessarily be comprised of a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Trading Platform from the Index, which could skew the price of XRP as represented by the Index. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of XRP and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring XRP required for the creation of Baskets may increase the market price of XRP on the Digital Asset Markets, which will result in higher prices for the Shares. Alternatively, selling activity associated with sales of XRP withdrawn from the Trust in connection with the redemption of Baskets may decrease the market price of XRP on the Digital Asset Markets, which will result in lower prices for the Shares. Increases or decreases in the market price of XRP may also occur as a result of the purchasing or selling activity of other market participants. Other market participants may attempt to benefit from an increase or decrease in the market price of XRP that may result from increased purchasing or selling activity of XRP connected with the creation or redemption of Baskets. Consequently, the market price of XRP may decline immediately after Baskets are created. Decreases in the market price of XRP may also occur as a result of sales in Secondary Markets by other market participants. If the Index Price declines, the value of the Shares will generally also decline.

Competition from the emergence or growth of other digital assets could have a negative impact on the price of XRP and adversely affect the value of the Shares.

As of December 31, 2025, XRP is the fifth largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of December 31, 2025, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $2,678.0 billion (including the approximately $111.6 billion market cap of XRP), as calculated using market prices and total available supply of each digital asset, excluding stablecoins and tokens pegged to other assets. XRP faces competition from a wide range of digital assets. XRP is also supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. XRP is in direct competition to other real-time payment and settlement systems such as Bitcoin, Ethereum, and Stellar. Competition from the emergence or growth of alternative digital assets in the financial payment and settlement sectors could have a negative impact on the demand for, and price of, XRP and thereby adversely affect an investment in the value of the Shares.

Investors may also invest in XRP through means other than the Shares, including through direct investments in XRP and other financial vehicles, including securities backed by or linked to XRP and digital asset financial vehicles similar to the Trust. In particular, the Trust and the Sponsor face competition with respect to the creation of competing exchange-traded spot XRP products, among other digital asset vehicles. Whether the Trust is successful in maintaining its scale and achieving its intended competitive position may be impacted by a range of factors, including the Trust’s timing in entering the market relative to competing spot XRP exchange-traded products, its fee structure relative to those competing products. The Trust’s competitors may also charge a substantially lower fee than the Sponsor’s Fee in an effort to achieve initial market acceptance and scale, which could cause investors to favor such competing products over the Trust.

If the Trust fails to continue to maintain or grow sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the shareholders. Furthermore, the Trust may fail to continue to attract adequate liquidity in the secondary market due to such competition, resulting in a small number of Authorized Participants willing to make a market in the Shares, which in turn could result in the Shares trading at a significant premium or discount for extended periods. Likewise, market and financial conditions, among other conditions outside the Trust’s control, may cause investors to find it more attractive to gain exposure to XRP through other vehicles, rather than the Trust.

In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of XRP come to represent a significant proportion of the demand for XRP, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding XRP, could negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Congestion or delay on the XRP Network may delay purchases or sales of XRP by the Trust.

Increased transaction volume could result in delays in the recording of transactions due to congestion in the XRP Ledger. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the XRP Ledger. For example, on February 5, 2025, there was major congestion on the XRP Ledger which halted the XRP Ledger for over an hour. This incident raised significant concerns regarding the XRP Ledger's stability. Any delay in the XRP Ledger could affect an Authorized Participant’s ability to buy or sell XRP Ledger at an advantageous price resulting in decreased confidence in the XRP Ledger. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the XRP Ledger and the value of the Trust would be adversely affected.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, XRP and adversely impact the value of the Shares.

To date, the SEC has approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether, as well as generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital assets exchange-traded products, other than those which hold XRP come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, XRP could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the price of XRP and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, XRP and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, XRP. As a result of any of the foregoing factors, the price of XRP could decrease, which could adversely affect an investment in the Trust.

Prices of XRP may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for XRP and other digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to the value of a referenced asset, normally a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable compared to their referenced asset, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. Regulators have also charged stablecoin issuers with violations of law or otherwise required certain stablecoin issuers to cease certain operations. For example, on February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the XRP market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Department of the Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for XRP. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in, and/or materially and adversely affect the prices of, digital assets more broadly.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of XRP, and in turn, an investment in the Shares.

In addition, recent federal legislation establishing a regulatory framework for fully reserved payment stablecoins, such as the GENIUS Act, may increase the adoption of regulated stablecoins as digital payment instruments, which could reduce the use of XRP for transactional purposes and thereby adversely affect the price of XRP and the value of the Shares.

The price of XRP may become closely correlated with other asset classes.

Returns from investing in XRP have at times diverged from and/or have not been correlated with those associated with other asset classes, but there can be no assurance that there will be any such divergence, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that XRP will maintain its value in the long, intermediate, short, or any other term. In the event that the price of XRP declines, the value of the Shares is likely to decline proportionately.

The significant holdings of XRP by Ripple Labs and other early stakeholders could have an adverse effect on the market price of XRP.

Ripple Labs holds a large portion of the XRP supply, which has led to concerns about centralization. Despite escrow mechanisms that gradually release XRP into the market, Ripple Labs still retains control over a significant portion of XRP, which can impact market dynamics if large amounts are sold. The concentration of XRP in the hands of Ripple Labs and early stakeholders has sometimes led to perceptions of centralization, which could affect the market’s confidence in XRP as a decentralized asset.

Competition from certain Ripple Labs solutions that do not require XRP to function, as well as from consortia or private blockchains, could have a negative impact on the price of XRP and adversely affect an investment in the Shares.

Many of the financial institutions that Ripple Labs has formed partnerships with are using Ripple Labs’ distributed ledger solutions that do not require XRP to function. Although these partnerships may create value for Ripple Labs or its shareholders, this value may not accrue to the benefit of XRP holders. If financial institutions choose not to use XRP, it could adversely affect the value of the XRP and, as a result, an investment in the Shares.

In addition, many consortia and financial institutions that Ripple Labs views as potential XRP users are researching and investing resources into private or permissioned blockchain platforms that could compete with XRP to facilitate cross-currency transactions. Such initiatives, which include J.P. Morgan’s Onyx and Consensys’ Quorum, offer financial payment networks and have partnered with many financial institutions. However, unlike the XRP Network, these platforms do not necessarily require a native digital currency like XRP. In evaluating competing distributed ledger technologies, financial institutions may prefer permissioned blockchains without digital currencies over the XRP Network and XRP in the future. If financial institutions choose to use permissioned blockchains without digital currencies, the value of XRP may be negatively affected, which would adversely affect an investment in the Shares.

One of the founders of Ripple Labs, Jed McCaleb, historically held a significant stake in XRP, though he has reportedly sold substantially all of his XRP holdings. Future sales of XRP by Jed McCaleb, or the perception that these sales may occur, could cause the price of XRP to decline.

In February 2016, Ripple Labs settled a legal dispute involving one of Ripple Labs’ co-founders, Jed McCaleb, relating to a 2014 agreement that Ripple Labs and McCaleb entered into in connection with McCaleb’s leaving Ripple Labs to launch the Stellar Network.

In the dispute, Ripple Labs alleged that McCaleb circumvented an agreement governing the sale of McCaleb’s XRP holdings, which was 9 billion XRP tokens at the time, to sell his XRP beyond its contractual controls. In connection with settling the dispute, McCaleb sold his equity in Ripple Labs and agreed to sale restrictions on 5.3 billion XRP owned by him and his children. An additional 2 billion XRP were donated to charity. The sale restrictions are tied to daily volume in XRP markets equal to 0.5% in the first year, 0.75% in the second and third years, 1.0% in the fourth year and 1.5% thereafter. In 2022, Ripple Labs publicly stated that McCaleb sold the last of his XRP leaving only a nominal balance of less than 100 XRP in his associated address. However, there does not appear to be any publicly verifiable documentation confirming McCaleb does not hold any XRP beyond this nominal amount whatsoever in any other wallet.

Other Ripple Labs founders may hold a substantial amount of XRP as well. For example, according to blockchain analytics, a cluster of XRPL addresses attributed to Chris Larsen is estimated to hold approximately 2.5-3 billion XRP, though the Sponsor has not verified these amounts independently and cannot confirm whether Larsen still retains control or whether all such holdings remain active. Public information around the XRP holdings of other Ripple Labs founders appears less available. As a result of McCaleb’s, Larsen’s, or other Ripple Labs founders’ concentration of ownership, large sales by them in the future, or the perceptions that these sales may occur, could have an adverse effect on the market price of XRP and an investment in the Shares.

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s XRP and to the operations of the Trust.

The Trust relies on the Custodial Entities, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, Liquidity Providers are relied upon to facilitate the purchase and sale of XRP in connection with creations and redemptions of Shares in cash (“Cash Orders”), and the Transfer Agent and Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), are relied upon to facilitate such Cash Orders. Any disruptions to a service provider’s business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems, could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor or the Liquidity Engager, as the case may be, to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Liquidity Engager may decide to replace a Liquidity Provider, for other reasons.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s XRP or Coinbase, Inc. as the prime broker controlling and securing the Trust’s Settlement Balance, transfer of the respective maintenance responsibilities of the Vault Balance or the Settlement Balance to another party or parties will likely be complex and could subject the Trust’s XRP to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodial Entities, in insolvency proceedings are currently uncertain. The Prime Broker Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Vault Balance and Settlement Balance as financial assets under Article 8 in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf with respect to the Trust’s XRP held in the Vault Balance, and that any XRP credited to the Settlement Balance will be treated as custodial assets. The Custodial Entities’ parent, Coinbase Global, has also stated in its public securities filings that in light of the inclusion of provisions relating to Article 8 in its custody and prime broker client agreements, it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodial Entities were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. Moreover, the Custodian and the Prime Broker are potentially subject to different insolvency regimes and there is no assurance that the digital assets credited to the Trust’s Settlement Balance would be treated similarly to those credited to the Trust’s Vault Balance in an insolvency, notwithstanding the rights and obligations conferred under the Prime Broker Agreement or Coinbase Global’s views regarding the treatment of such assets under Article 8. In the event that the Custodian or the Prime Broker and/or Coinbase Global became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s, the Prime Broker’s and/or Coinbase Global’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in such insolvency proceedings and the Trust would be subject to the loss of all or a significant portion of its assets.

In addition, the Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s XRP in trust on the Trust’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian would remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

To the extent that the Sponsor is not able to find a suitable party willing to serve as custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s XRP. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified or separate custody agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s XRP may be adversely affected, which may in turn adversely affect the value of the Shares. Likewise, if the Sponsor is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace an Authorized Participant and/or if the Liquidity Engager decides, or is required, to replace a Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on NYSE Arca terminates its Participant Agreement, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares. In addition, if the Liquidity Engager is unable to engage one or more Liquidity Providers to obtain or receive XRP in connection with Cash Orders, the Trust may have difficulty maintaining the participation of certain Authorized Participants or engaging additional Authorized Participants. Under such circumstances, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares.

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of XRP, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on NYSE Arca at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, NYSE Arca is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when NYSE Arca is closed but Digital Asset Trading Platforms are open, significant changes in the price of XRP on the Digital Asset Trading Platform Market could result in a difference in performance between the value of XRP as measured by the Index and the most recent NAV per Share or closing trading price. For example, if the price of XRP on the Digital Asset Trading Platform Market, and the value of XRP as measured by the Index, move significantly in a negative direction after the close of NYSE Arca, the trading price of the Shares may “gap” down to the full extent of such negative price shift when NYSE Arca reopens. If the price of XRP on the Digital Asset Trading Platform Market drops significantly during hours NYSE Arca is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when NYSE Arca is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.

Although the Sponsor has commenced the Trust’s redemption program in conjunction with the listing of the Shares on NYSE Arca, as a result of which Authorized Participants have been able to take advantage of arbitrage opportunities when the market value of the Shares deviated from the NAV per Share to reduce premiums or discounts to NAV per Share, there can be no assurance that the Trust’s redemption program will not be suspended or become unavailable in the future. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium or a discount to the NAV per Share, and Authorized Participants have not entered into or amended their respective Participant Agreements to provide for in-kind creations and redemptions as of such time or in-kind creations or redemptions are not then being effected pursuant to such Participant Agreements, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

If the Shares trade on NYSE Arca in the future at a premium, investors who purchase Shares on NYSE Arca will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on NYSE Arca in the future at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on NYSE Arca.

From November 24, 2025 (the Uplisting Date) to December 2025, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 0.6%, and the average premium was 0.2%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 0.8%, and the average discount was 0.3%. As of December 31, 2025, the Trust’s Shares were listed on NYSE Arca at a premium of 0.1% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on NYSE Arca at a premium may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on NYSE Arca. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in XRP. See “Item 1. Business—Valuation of XRP and Determination of NAV—Disposition of XRP.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells XRP in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of XRP.

The value of the Shares may be influenced by a variety of factors unrelated to the price of XRP and the Digital Asset Trading Platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of XRP have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Vault Balance, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Although the XRP Network does not have any privacy enhancing features at this time, if any such features are introduced to the XRP Network in the future, or if protocols built on top of the XRP Network introduce such privacy enhancing features, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the XRP Network may increase the potential for XRP to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

There is no guarantee that an active trading market for the Shares will continue to develop.

The Shares are trading on NYSE Arca, and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop on NYSE Arca. In addition, NYSE Arca can halt the trading of the Shares for a variety of reasons. To the extent that NYSE Arca halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

As the Sponsor and its management have limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The past performances of the Sponsor’s management in other investment vehicles, including their experiences in the digital asset and venture capital industries, are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Trust.

Security threats to the Trust’s Vault Balance or Settlement Balance could result in the halting of Trust operations, including the creation and redemption of Baskets, and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s XRP held in the Vault Balance, as well as the Trust’s XRP held temporarily in the Settlement Balance, will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s XRP and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Custodial Entities are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s XRP may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or “cold storage”, for a substantial portion of the Trust’s XRP, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s XRP. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Additionally, because a portion of the Trust’s XRP from time to time will be held in hot storage, such XRP will be more vulnerable to a potential hack or other cyberattack that could lead to a loss of Trust assets.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, a Custodial Entity, or otherwise, and, as a result, an unauthorized party may obtain access to an Account, the relevant private keys (and therefore XRP) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or a Custodial Entity to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodial Entities may be unable to anticipate these techniques or implement adequate preventative measures. Moreover, the Custodial Entities will not be liable for any claims or losses arising out of or relating to the acts and/or omissions of any unauthorized third parties, except to the extent such losses are caused by a Custodial Entity’s negligence, fraud or willful misconduct.

An actual or perceived breach of the accounts associated with the Trust’s Vault Balance and Settlement Balance (the “Accounts”) could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

XRP transactions are irrevocable and stolen or incorrectly transferred XRP may be irretrievable. As a result, any incorrectly executed XRP transactions could adversely affect the value of the Shares.

XRP transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of XRP generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of XRP will regularly be made to or from the Vault Balance, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s XRP could be transferred from the Trust’s Vault Balance in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s XRP through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred XRP. The Trust will also be unable to convert or recover its XRP transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The lack of full insurance and shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodial Entities expose the Trust and its shareholders to the risk of loss of the Trust’s XRP for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s XRP.

While the Custodian is required under the Prime Broker Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodial Entities have advised the Sponsor that they maintain insurance coverage at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s XRP, resulting from theft, shareholders cannot be assured that the Custodian or the Prime Broker will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s XRP. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodial Entities will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Furthermore, the Custodial Entities’ aggregate maximum liability with respect to breach of their obligations under the Prime Broker Agreement will not exceed the greater of: (i) the value of the XRP or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the XRP on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement.

In addition, the Custodian’s maximum liability in respect of each cold storage address that holds XRP is limited to the “Cold Storage Threshold” of $100 million. The Sponsor monitors the value of XRP deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of XRP deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold. The Custodial Entities and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages.

The shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including those relating to the provision of instructions relating to the movement of XRP, is limited. Consequently, a loss may be suffered with respect to the Trust’s XRP that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the shareholders, under New York law, is limited.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if a federal court upholds an allegation that XRP is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of XRP is lower than the Index Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s XRP are sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

The Trust Agreement includes provisions that limit shareholders’ voting rights and restrict shareholders’ right to bring a derivative action.

Under the Trust Agreement, shareholders have limited voting rights and the Trust will not have regular shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the Trust Agreement to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a shareholder attempting to seek redress in the name of the Trust in court. Moreover, if shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Fiduciary and Regulatory Duties of the Sponsor” for more detail.

The Sponsor is solely responsible for determining the value of the NAV and NAV per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate XRP price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable.” In the context of applying such rules, the Sponsor may determine in good faith that the alternative method applied does not reflect an accurate XRP price and apply the next alternative method under the cascading set of rules. If the Sponsor determines after employing all of the alternative methods that the Index Price does not reflect an accurate XRP price, the Sponsor will use its best judgment to determine a good faith estimate of the Index Price.

There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Sponsor in its sole discretion. The Sponsor may calculate the Index Price in a manner that ultimately inaccurately reflects the price of XRP. To the extent that the NAV, NAV per Share or the Index Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index Price used to calculate the NAV and NAV per Share of the Trust. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of XRP.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell XRP held by the Trust or (ii) deliver XRP in kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of XRP at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•
The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of XRP. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s XRP may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.
•
Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver XRP to the Sponsor or sell XRP. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold or transferred to the Sponsor.
•
Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of XRP by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The Trust’s delivery or sale of XRP to pay expenses or other operations of the Trust could result in shareholders’ incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of XRP by the Trust to pay the Sponsor’s Fee or other expenses and each sale of XRP by the Trust to pay Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent or the Custodian under the Trust Documents.

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding XRP. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of XRP. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its XRP. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its XRP. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Trust’s holdings and/or significantly disrupt its affairs.

Pandemics, epidemics and other natural and man-made disasters could negatively impact demand for digital assets, including XRP, and disrupt the operations of many businesses, including the businesses of the Trust’s service providers. For example, the COVID-19 pandemic had serious adverse effects on the economies and financial markets of many countries, resulting in increased volatility and uncertainty in economies and financial markets of many countries and in the Digital Asset Markets. Moreover, governmental authorities and regulators throughout the world have in the past responded to major economic disruptions, including as a result of the COVID-19 pandemic, with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of any such policies, or the ineffectiveness of such policies, could increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of XRP and the value of the Shares.

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Sponsor and the Trust were not materially impacted by these events, any disruptions to the Sponsor’s, the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Trust’s ability to access critical services and could be disruptive to the affairs of the Trust.

The current unavailability of in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

The Trust is currently only able to accept Cash Orders, which means that an Authorized Participant will deposit cash into, or accept cash from, the Cash Account in connection with the creation and redemption of Baskets, and a Liquidity Provider will obtain or receive XRP in exchange for cash in connection with such order. However, the Trust does not at this time create and redeem Shares via in-kind transactions with Authorized Participants in exchange for XRP because Authorized Participants have not entered into or amended Participant Agreements to provide for in-kind creations and redemptions.

Authorized participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. Although the SEC recently approved orders to permit in-kind creations and redemptions by authorized participants for certain spot digital asset ETP shares, it is not yet clear whether or how market participants, including registered broker-dealers, will adjust their activities to account for the new orders. In particular, registered broker-dealers participating in the in-kind creation or redemption of shares for XRP will need to ensure that they can demonstrate compliance with applicable financial responsibility rules. While compliance with such requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future, and such Authorized Participants may be able to conduct creations and redemptions in-kind, in cash, or both.

In particular, the current unavailability of in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if Cash Orders are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, it will not be possible, at this time, for Authorized Participants to redeem or create Shares, in which case the arbitrage mechanism would be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the current unavailability of in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation of redemption of Shares during times of market volatility or turmoil, among other consequences.

Even if Authorized Participants enter into or amend their respective Participant Agreements to create and redeem Shares via in-kind transactions with Authorized Participants, there can be no assurance that additional broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

Shareholders will not receive the benefits of any forks or airdrops.

The XRP Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of XRP adopt the modification. When a modification is introduced and a substantial majority of users and miners’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the XRP Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of XRP running in parallel, yet lacking interchangeability. In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset, generally for free, based on the fact that they hold such other digital asset. We refer to the right to receive any benefits arising from a fork, airdrop or similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.”

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights and any IR Virtual Currency associated with such event. As such, shareholders will not receive the benefits of any forks, and the Trust is not able to participate in any airdrop.

In the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all.

Even if such regulatory approval is sought and obtained, shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares.

The Trust will not directly or indirectly participate in any staking program, and accordingly the Shareholders will not receive any staking rewards or other income.

The XRP Network does not use proof-of-stake validation. Accordingly, none of the Trust, the Sponsor, the Custodian, nor any other person associated with the Trust may, directly or indirectly, engage in staking of the Trust’s XRP on behalf of the Trust, meaning no action will be taken pursuant to which any portion of the Trust’s XRP becomes used in any proof-of-stake validation protocol or is used to earn additional XRP or generate income or other earnings.

The inability of the Trust to use its XRP in any staking programs and receive such rewards could place the Shares at a comparative disadvantage relative to an investment in other pooled investment vehicles that may participate in staking.

Coinbase Global serves as the XRP custodian and prime execution agent for several competing exchange-traded XRP products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Prime Broker and Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded digital asset company in the world by market capitalization and is also the largest digital asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of digital asset brokerage and custody services, Coinbase Global serves as the XRP custodian and prime execution agent for several competing exchange-traded XRP products. Therefore, Coinbase Global plays a critical role in supporting the U.S. spot XRP exchange-traded product ecosystem, and its size and market share create the risk that Coinbase Global may fail to properly resource its operations to adequately support all such products that use its services, which could harm the Trust, the shareholders and the value of the Shares. If Coinbase Global were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust may serve in a similar capacity for competing exchange-traded XRP products, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust may serve in a similar capacity for competing exchange-traded XRP products. As a result, the Authorized Participants may be unable to adequately support all of the exchange-traded XRP products that use their respective services. This risk may also be exacerbated as a consequence of the price and volatility of XRP, as well as the amount of XRP that is required to create or redeem Shares of the Trust. Moreover, the Authorized Participants may choose to facilitate creations and redemptions for competing products rather than for the Trust, including as a result of, among other things, how effectively the arbitrage mechanism of the Trust functions, the liquidity for the Shares, the bid/ask spreads in secondary trading of the Shares and the costs associated with creating and redeeming Shares of the Trust, in each case relative to competing products. In addition, given the relatively limited number of market participants that could serve as Authorized Participants of the Trust, the Trust may not be able to engage other providers to serve as Authorized Participants. If any or all of the Authorized Participants were to cease to act in their capacity as Authorized Participants of the Trust, or if any of the Authorized Participants were to favor creating and redeeming shares of competing products over those of the Trust, the Trust may receive inadequate attention or be subject to comparatively unfavorable commercial terms, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares. See also “—Risk Factors Related to the Trust and the Shares—Competition from the emergence or growth of other digital assets could have a negative impact on the price of XRP and adversely affect the value of the Shares.”

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may purchase or redeem Baskets. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

A determination that XRP or any other digital asset is a “security” may adversely affect the value of XRP and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

The SEC, at least under the prior administration, has stated that certain digital assets may be considered a securities under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities and does not currently consider Bitcoin to be a security. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The SEC also under former SEC Chair Gensler’s leadership brought enforcement actions against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

Whether a digital asset is a security, or offers and sales of a digital asset are securities transactions under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in such laws. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security or the offer and sale of a digital asset is a securities transaction by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security or a particular offer and sale of a digital asset qualifying as a securities transaction under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though arguments advanced in some cases may suggest that the SEC no longer believes the status of a digital asset can change over time.

These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force and Project Crypto have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

As part of determining whether XRP is a security or a transaction in XRP by the Sponsor is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of XRP and the Sponsor’s transactions in XRP with external counsel, and has received a memorandum regarding the status of XRP under the federal securities laws from external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that XRP is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, such policies and procedures are risk-based judgments made by the Sponsor and not a legal standard or determination binding on any regulatory body or court. The Sponsor has been contacted by staff from the SEC’s Division of Enforcement with respect to securities law compliance matters involving XRP and has responded to the SEC staff. The Sponsor subsequently received a termination notice from the SEC staff with respect to this inquiry.

In light of the uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC, at least under former Chair Gensler’s leadership, has taken the position that XRP is a security and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with XRP, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of and marketing or promotional efforts by the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset, or transactions in the digital asset, in question is or is not a security, or are or are not securities transactions, respectively, for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question, or transactions in the digital asset, is a security, or are or are not securities transactions, respectively, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset, or transactions in the digital asset, is or is not a security, or are or are not securities transactions, respectively, for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities law status of XRP or any other particular digital asset.

As such, notwithstanding the Sponsor’s receipt of a memorandum regarding the status of XRP under the federal securities laws from external counsel and the Sponsor’s view that XRP is not a security, and the Sponsor’s transactions in XRP are not securities transactions the SEC under former SEC Chair Gensler’s leadership took and a federal court may in the future take a different view as to the security status of XRP.

If the Sponsor determines that XRP, or transactions in XRP, are a security or securities transactions, respectively, under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that XRP is a security, the Sponsor does not intend to permit the Trust to continue holding XRP in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset, or transactions in the digital asset, are or are not a security or securities transactions, respectively, often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s XRP is not a security, the Sponsor does not intend to dissolve the Trust on the basis that XRP could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that XRP, or transactions in XRP, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of XRP, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset, are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint.

Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024 and the parties each dismissed their appeals to the Second Circuit on August 7, 2025.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the prices of various digital assets declined significantly and may continue to decline if or as such cases advance through the federal court system. Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets, or transactions in digital assets, are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited or no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if XRP is determined to be a security by a federal court or transactions in XRP are determined to be securities transactions by a federal court, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust’s assets include securities or the Trust’s transactions in digital assets constitute securities transactions, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. Furthermore, if a federal court upholds an allegation that XRP is a security or transactions in XRP are securities transactions, the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of XRP, validating activity or the operation of the XRP Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or XRP in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail.

It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and XRP held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the XRP Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of Ethereum validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. In August 2025, a co-founder of Tornado Cash was convicted of conspiracy to operate an unlicensed money transmitting business, but a mistrial was declared with respect to charges of conspiracy to commit money laundering and conspiracy to violate U.S. sanctions. Future additional regulatory action with respect to privacy-enhancing digital assets is possible.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new, although its influence over public policy is increasing, and it may not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of XRP and therefore the value of the Shares.

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if foreign jurisdictions in addition to China were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks (including the XRP Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the XRP Industry and Market—Government Oversight.”

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of XRP. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or XRP is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

If regulators subject an Authorized Participant, the Trust or the Sponsor to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant, the Trust or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the NYDFS’ BitLicense regulations or California’s Digital Financial Assets Law, once effective.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to discontinue and wind up the Trust. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares, and termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the shareholders.

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses or registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of the Shares.

Statutory or regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which XRP is treated. In particular, XRP may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is also possible that a new Administration and Congress in the United States creates a new classification for digital assets. For example, the current draft of the CLARITY Act would add “digital commodities” to the list of assets that are commodity interests under the CEA. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of XRP under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that XRP is deemed to fall within the definition of a “commodity interest” under the CEA, due to the passage of the CLARITY Act or otherwise, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations.

The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s XRP at a time that is disadvantageous to shareholders.

To the extent that XRP is determined to be a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s XRP at a time that is disadvantageous to shareholders.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Pre-Creation/Redemption Abandonment Notices (as defined herein) provide that the Trust will irrevocably abandon, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than XRP as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, at this time the Trust is not permitted to create or redeem Shares via in-kind transactions with Authorized Participants. Unless and until Authorized Participants enter into or amend their respective Participant Agreements to provide for in-kind creations and redemptions, Baskets will be created or redeemed only through Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

Moreover, because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed in “Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty). As a result, the taxation of the Trust as a corporation could materially reduce the after-tax return on an investment in Shares, and substantially reduce the value of the Shares, and result in a material divergence between NAV and the value of the Trust’s XRP.

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets,” assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the XRP (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of XRP. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust could hold certain types of digital assets that are not within the scope of the Notice, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, subject to NYSE Arca obtaining regulatory approval from the SEC.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as XRP, are uncertain, and it is unclear what guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of XRP in the Digital Asset Markets, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital assets for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of XRP Network users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for XRP in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of XRP in the Digital Asset Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

The tax treatment of XRP and transactions involving XRP for state and local tax purposes is not settled.

Because XRP is a new technological innovation, the tax treatment of XRP for state and local tax purposes, including, without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of XRP for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of XRP may have negative consequences, including the imposition of a greater tax burden on investors in XRP or the imposition of a greater cost on the acquisition and disposition of XRP generally. Any such treatment may have a negative effect on prices of XRP and may adversely affect the value of the Shares.

A U.S. tax-exempt shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Material U.S. Federal Income Tax Consequences.”

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders”) should be aware that, in the absence of guidance, a withholding agent (including a broker through which a Non-U.S. Holder holds Shares) may withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Material U.S. Federal Income Tax Consequences.”

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

•
The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;
•
The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;
•
The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;
•
The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;
•
The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;
•
Affiliates of the Sponsor have substantial direct investments in XRP that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the Index Price and, in turn, the value of the Shares;
•
There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;
•
The Sponsor’s indirect parent company, DCG, holds less than 1% of the Shares representing ownership in the Trust, as of March 6, 2026;
•
Several employees of the Sponsor and the Sponsor’s indirect parent company, DCG, are FINRA-registered representatives who currently maintain their licenses through Grayscale Securities;

•
DCG is (i) the indirect parent company of the Sponsor; (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from September 5, 2024 (the commencement of the Trust’s operations) through November 21, 2025; and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the XRP Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the XRP Network, DCG’s position regarding which fork among a group of incompatible forks of the XRP Network should be considered the “true” XRP Network could be adverse to positions that would most benefit the Trust;
•
DCG has been vocal in the past about its support for digital assets other than XRP. Any investments in, or public positions taken on, digital assets other than XRP by DCG could have an adverse impact on the price of XRP;
•
The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;
•
While the Index Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future;
•
The Sponsor may appoint an agent to act on behalf of the shareholders, and such agent may be the Sponsor or an affiliate of the Sponsor; and
•
The Sponsor has historically, and may again select an Index Provider that is an affiliate of the Sponsor and the Trust.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, Authorized Participant, Liquidity Providers, the Trust and others, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

DCG is a minority interest holder in Kraken, which operates one of the Digital Asset Trading Platforms included in the Index Price.

DCG, the indirect parent company of the Sponsor, holds a minority interest of less than 1.0% in Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of an XRP derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Kraken is one of the Digital Asset Trading Platforms included in the Index.

Although DCG does not exercise control over Kraken, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Trading Platform in a way that benefits DCG, for example by artificially inflating the values of XRP in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its XRP.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate. See “Item 13. Certain Relationships and Related Transactions and Director Independence—The Sponsor.”

Although the Custodian is a fiduciary with respect to the Trust’s assets, if the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s XRP in trust on the Trust’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

Furthermore, during the initial term, the Custodian may terminate the Prime Broker Agreement for Cause (as defined in “Description of the Prime Broker Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Prime Broker Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

The Trust is an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make the Shares less attractive to investors.

The Trust is an “emerging growth company,” as defined in the JOBS Act, and intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and exemptions from the requirement of shareholder approval of any golden parachute payments not previously approved. The Trust intends to take advantage of these reporting exemptions until it is no longer an emerging growth company. The Sponsor and the Trust cannot predict if investors will find the Shares less attractive because the Trust will rely on these exemptions. The Trust will remain an emerging growth company for up to five years after its initial public offering, although it will lose that status sooner if the Trust has more than $1.235 billion of revenues in a fiscal year, has more than $700 million in market value of Shares held by non-affiliates as of any June 30 or issues more than $1.0 billion of non-convertible debt over a rolling three-year period. If some investors find the Shares less attractive as a result, there may be a less active trading market for the Shares and the price of the Shares may be more volatile.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To prevent, detect and respond to information security threats, the Sponsor maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”) with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Sponsor, receives regular reports from the CISO on, among other things, the Sponsor’s cyber risks and threats, the status of projects to strengthen the Sponsor’s information security systems, assessments of the Sponsor’s security program and the emerging threat landscape.

The ERC provides updates to the Board quarterly, including on changes to security risks and outcomes. The CISO also promptly informs and updates the ERC and the Board of the Sponsor about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are included in reporting to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally included in reporting to the ERC and Board.

The Sponsor’s Security Awareness Program includes training that reinforces the Sponsor’s Information Security policies, standards, and practices, and the expectation that employees will comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Sponsor’s resources and information. This training is mandatory for all employees upon onboarding at the firm and again annually, and it is supplemented by firmwide training and testing initiatives, including periodic phishing tests.

The Sponsor administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are assessed for risk and may additionally be required to adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

During the year ended December 31, 2025, we did not identify any cybersecurity threats at the Sponsor or the Trust that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. Genesis Capital is seeking to avoid transfers to GSI, the predecessor in interest to GSO prior to the Merger, of 105 Bitcoin and 37,647.06 Ethereum Classic tokens. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this Annual Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares commenced trading on NYSE Arca on November 24, 2025 under the ticker symbol “GXRP.”

Holders of Record

As of December 31, 2025, there were approximately 45 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust made no distributions to shareholders during the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2025. The Trust has no obligation to make periodic distributions to shareholders

Recent Sales of Unregistered Shares

Prior to the Uplisting Date, the Registrant had distributed 310,100 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. In exchange for these sales, the Trust received an aggregate of 6,171,543.570808 XRP. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, an Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to an Authorized Participant with respect to such sales.

Purchases of Equity Securities

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended December 31, 2025, the Trust redeemed the following Shares:

Period	Total Number of Shares of GXRP Redeemed	Average Price Paid per Share of GXRP(1)
October 1, 2025 - October 31, 2025	-	$-
November 1, 2025 - November 30, 2025	-	-
December 1, 2025 - December 31, 2025	-	-
Total	-	$-
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds XRP and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of XRP. On November 21, 2025, in connection with the approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, as amended (File No. 333-289818), the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on November 24, 2025, following the effectiveness of the Trust’s registration statement on Form S-1, as amended. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for XRP. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on XRP per Share) to reflect the value of XRP held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in XRP, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to XRP. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of XRP by the Trust in connection with Share creations and the delivery of XRP by the Trust in connection with Share redemptions or for payment of expenses in XRP. Prior to November 24, 2025, the Trust was not accepting redemption requests, however the Sponsor has since authorized the commencement of the Trust’s redemption program on November 24, 2025 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in XRP.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for XRP in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that XRP is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives XRP in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of XRP traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the XRP received by the Trust in connection with a creation order is recorded by the Trust at the fair value of XRP at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for XRP in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Year Ended December 31, 2025 and the Period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, XRP and price of XRP amounts, are in thousands)

	Year Ended December 31, 2025	September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Net realized and unrealized (loss) gain on investment in XRP	$(37,565)	$7,267
Net (decrease) increase in net assets resulting from operations	$(37,885)	$7,228
Net assets(1)	$223,364	$10,450
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of XRP on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in XRP for the year ended December 31, 2025 was ($37,565), which includes a realized gain of $197 on the transfer of XRP to pay the Sponsor’s Fee, and net change in unrealized appreciation/depreciation on investment in XRP of ($37,762). Net realized and unrealized loss on investment in XRP for the period was driven by XRP price depreciation from $2.10 per XRP as of December 31, 2024, to $1.83 per XRP as of December 31, 2025. Net decrease in net assets resulting from operations was ($37,885) for the year ended December 31, 2025, which consisted of the net realized and unrealized loss on investment in XRP, plus the Sponsor’s Fee of $320. Net assets increased to $223,364 at December 31, 2025, a 2038% increase for the year. The increase in net assets resulted from the contribution of approximately 117,379,274 XRP with a value of $250,799 to the Trust in connection with Share creations during the period, partially offset by the aforementioned XRP price depreciation, and the withdrawal of approximately 124,960 XRP to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in XRP for the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024 was $7,267, which includes a realized gain of $22 on the transfer of XRP to pay the Sponsor’s Fee, and net change in unrealized appreciation/depreciation on investment in XRP of $7,245. Net realized and unrealized gain on investment in XRP for the period was driven by XRP price appreciation from $0.54 per XRP as of September 5, 2024 (the commencement of the Trust’s operations), to $2.10 per XRP as of December 31, 2024. Net increase in net assets resulting from operations was $7,228 for the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024, which consisted of the net realized and unrealized gain on investment in XRP, less the Sponsor’s Fee of $39. Net assets increased to $10,450 at December 31, 2024. The increase in net assets resulted from the aforementioned XRP price appreciation, the contribution of approximately 5,006,300 XRP with a value of $3,222 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 30,228 XRP to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling XRP in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of XRP needed to pay expenses in order to minimize the Trust’s holdings of assets other than XRP. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

Generally, the Trust does not intend to hold cash, except in connection with Cash Orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust expected to be incurred is the Sponsor’s Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective November 24, 2025, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 25, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to February 25, 2026, the Sponsor’s Fee charged on assets over $1.0 billion would have become 0.35%. All investors will incur the same Sponsor’s Fee, which is the weighted average of those fee rates. Following the expiration of the Fee Waiver Period on February 25, 2026, the effective Sponsor’s Fee is now 0.35%. From November 24, 2025 to December 31, 2025, the Trust’s assets did not exceed $1.0 billion and no Sponsor’s Fee had been incurred.

Selected Operating Data

	As of December 31,
	2025	2024
Price of XRP on principal market	$1.83	$2.10
Principal Market NAV per Share(1)	$35.45	$41.67
Principal Market NAV(1)	$223,363,808	$10,449,750
Index Price	$1.83	$2.10
NAV per Share(2)	$35.46	$41.67
NAV (Non-GAAP)(2)	$223,397,910	$10,449,750
(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of XRP based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. See “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price” for a description of the Index and the Index Price.

For accounting purposes, prior to November 24, 2025, the Trust reflected creations and the XRP receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but did not issue Shares until the requisite amount of XRP for proceeds was received. Effective November 24, 2025, the date on which the Shares of the Trust began trading on NYSE Arca, the

Trust reflects creations and redemptions and the XRP for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the XRP for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the XRP are delivered or removed from the Trust for settlement.

Historical NAV and XRP Prices

As movements in the price of XRP will directly affect the price of the Shares, investors should understand recent movements in the price of XRP. Investors, however, should also be aware that past movements in the XRP price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

Effective as of November 24, 2025, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to November 24, 2025 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to November 24, 2025.

The following chart illustrates the movement in the Trust’s NAV per versus the Index Price and the Trust’s Principal Market NAV per Share from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price.”

The following table illustrates the movements in the Index Price from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024	$1.13	$2.72	12/2/2024	$0.50	11/3/2024	$2.10	$2.10
Twelve months ended December 31, 2025	$2.50	$3.55	7/21/2025	$1.80	12/18/2025	$1.83	$1.83
September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2025	$2.16	$3.55	7/21/2025	$0.50	11/3/2024	$1.83	$1.83

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Trust’s principal market, from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024	$1.13	$2.72	12/2/2024	$0.50	11/3/2024	$2.10	$2.10
Twelve months ended December 31, 2025	$2.50	$3.55	7/21/2025	$1.80	12/18/2025	$1.83	$1.83
September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2025	$2.16	$3.55	7/21/2025	$0.50	11/3/2024	$1.83	$1.83

Effective as of November 24, 2025, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from November 24, 2025 to December 31, 2025 and the Trust’s NAV per Share from November 24, 2025 to December 31, 2025.

GXRP Premium/(Discount): GXRP Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from November 24, 2025 to December 31, 2025 divided by the Trust’s NAV per Share from November 24, 2025 to December 31, 2025.

GXRP Premium/(Discount): GXRP Share Price vs. NAV per Share (Non-GAAP) (%)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2025.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Peter Mintzberg, the principal executive officer of the Sponsor, and Edward McGee, the principal financial and accounting officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Sponsor. From January 1, 2025 to October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the Reorganization, which was the sole managing member of GSO and an indirect subsidiary of DCG, had a board of directors which was responsible for managing and directing the affairs of the Sponsor.

On October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”), pursuant to which GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

From and after October 22, 2025, as a result of the Management Reorganization, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg, and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, or calling the Sponsor at (212) 668-1427. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Prior to January 1, 2025, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH, and in connection with the Management Reorganization, the former board of GSOIH was reconstituted at Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former sponsor of the Trust. From January 1, 2025 to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments.

Barry Silbert, Chairman of the Board

Barry Silbert, 49, is the Founder and Chief Executive Officer of DCG and has served as chairman of the Board since August 2025 (previously served as a director and chairman of the Board from February 2020 through December 2023). Until January 2021, Mr. Silbert was the Chief Executive Officer of the Sponsor. A pioneer in blockchain investing, Mr. Silbert established himself in 2012 as one of the earliest and most active investors in the industry. Mr. Silbert founded DCG in 2015 and today, it is one of the world’s most prolific investors in decentralized technologies, backing over 250 early-stage companies in more than 40 countries. Mr. Silbert founded Yuma, a decentralized AI-focused subsidiary of DCG, where he also serves as CEO. Yuma invests in, builds, and scales the Bittensor network. The Sponsor is a consolidated subsidiary of DCG. DCG also owns Foundry, Fortitude, Luno and Yuma. DCG also invests directly in digital currencies and other digital assets. Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a venture-backed technology company that was acquired by Nasdaq. Mr. Silbert has received numerous awards and accolades, including being named “Entrepreneur of the Year” by both Ernst & Young and Crain’s, and being selected to Fortune’s prestigious “40 under 40” list. Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Mark Shifke, Board Member

Mark Shifke, 66, is the Chief Financial Officer of DCG and has served as a director of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Simon Koster, Board Member

Simon Koster, 44, is the Chief Strategy Officer of DCG and has served as a director of the Board since October 2025. As CSO, Mr. Koster leads the investment team, managing the portfolio comprised of digital assets, wholly owned subsidiaries, and more than 250 early-stage companies in over 35 nations across the world as of the date of this filing. Prior to his current role, Mr. Koster was the CEO of Real Estate at DCG, spearheading both internal and external real estate ventures. Previously, he served as CEO of The Collective and brings a decade of real estate experience from JDS Development Group, where he was instrumental in the acquisition and development of top-tier residential, hospitality, and mixed-use projects in New York City and Miami. He is a graduate of Rutgers University (B.S.) and holds a Master’s degree in Engineering from the University of Michigan. Mr. Koster has served on the board of directors of Foundry and Luno since 2023. He has served as a director of Fortitude since 2024 and as a director of Yuma since 2025. Each of Foundry, Luno, Fortitude and Yuma are affiliated with the registrant.

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 57, has been the Chief Executive Officer of the Sponsor and has served as a director of the Board since August 2024. Mr. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mr. Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mr. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mr. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 42, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Sponsor’s knowledge based on the records of the Transfer Agent and other ownership information provided to the Sponsor, owns beneficially a significant portion of the Shares; (ii) each director and executive officer of the Sponsor individually; and (iii) all directors and executive officers of the Sponsor as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 6, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)	*	* %
Directors & Executive Officers of the Sponsor:(2)
Barry Silbert(3)	*	* %
Mark Shifke	*	* %
Simon Koster	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Directors & Executive Officers of the Sponsor as a group	*	* %
(1)
Barry Silbert is the Chief Executive Officer of DCG and in such capacity may be deemed to have voting and dispositive power over securities held, directly or indirectly, by such entity.
(2)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.
(3)
Does not include Shares beneficially owned through DCG.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments Sponsors, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

Item 13. Certain Relationships and Related Transactions and Director Independence

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor presently intends to assert that shareholders have, by subscribing for Shares of the Trust, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

Digital Currency Group, Inc.

DCG is (i) the indirect parent company of the Sponsor, (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through November 21, 2025, and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the XRP Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, DCG’s position regarding which fork among a group of incompatible forks of the XRP Network should be considered the “true” XRP Network could be adverse to positions that would most benefit the Trust.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including several other digital asset investment vehicles, and their respective clients. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

The Sponsor and Grayscale Securities are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates which are greater or less than the rate paid by the Trust.

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate its/their limited resources accordingly to the potential detriment of the Trust.

There is an absence of arm’s length negotiation with respect to some of the terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust. The Sponsor will, however, not retain any affiliated service providers for the Trust which the Sponsor has reason to believe would knowingly or deliberately favor any other client over the Trust.

Authorized Participants

From September 5, 2024 (the commencement of the Trust’s operations) to November 21, 2025, Grayscale Securities, an affiliate of the Trust and the Sponsor, was the Authorized Participant. Effective November 24, 2025, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., and ABN AMRO Clearing USA LLC, pursuant to which such entities have agreed to act as Authorized Participants. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future.

Proprietary Trading/Other Clients

Because the officers of the Sponsor may trade XRP for their own personal trading accounts (subject to certain internal trading policies and procedures) at the same time as they are managing the account of the Trust, the activities of the officers of the Sponsor, subject to their fiduciary duties, may, from time-to-time, result in their taking positions in their personal trading accounts which are opposite of the positions taken for the Trust. Records of the Sponsor’s officers’ personal trading accounts will not be available for inspection by shareholders.

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG, LLP (“KPMG”) for the year ended December 31, 2025 and the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024 were:

	Year Ended December 31, 2025	September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Audit fees	$130,000	$67,600
Total	$130,000	$67,600

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2025, are made by the Board and Audit Committee. Prior to January 1, 2025, “Board” refers to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, “Board” refers to the board of directors of GSOIH. From and after October 22, 2025, “Board” refers to the board of directors of Grayscale Investments.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Trust (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on August 22, 2025).

3.2*	Certificate of Amendment to Certificate of Trust.

4.1	Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on October 10, 2025).

4.2

Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 of the Registration Statement on Form S-1 filed by the Registrant on November 24, 2025).

4.3	Form of Participant Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 filed by the Registrant on October 10, 2025).

4.3*	Description of Registrant’s Securities.

10.1†

Prime Broker Agreement, dated as of October 3, 2025, by and among the Sponsor and the Prime Broker, on behalf of itself and as agent for the Custodian and Coinbase Credit (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on October 10, 2025).

10.2†

Fund Administration and Accounting Agreement, dated October 9, 2025, between the Trust and the Administrator (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on November 3, 2025).

10.3†

Marketing Agent Agreement, dated October 22, 2025, between the Sponsor and the Marketing Agent (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on November 3, 2025)

10.4†

Index License Agreement, dated February 1, 2022, between the Sponsor and the Index Provider (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on August 22, 2025).

10.5†

Amendment No. 1 to the Index License Agreement, dated June 20, 2023, between the Sponsor and the Index Provider (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on August 22, 2025).

10.6†

Amendment No. 6 to the Index License Agreement dated March 1, 2025, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on August 22, 2025).

10.7†	Transfer Agency and Service Agreement, dated October 9, 2025 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by the Registrant on November 3, 2025).

10.8†

Co-Transfer Agency Agreement, dated October 9, 2025, between the Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on November 3, 2025).

10.9†	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on August 22, 2025).

10.10†	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on August 22, 2025).

10.11†*	Master Services Agreement, dated August 8, 2020, between Sponsor and the Secondary Index Provider.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Recovery of Erroneously Awarded Compensation Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

Not applicable.

Glossary of Defined Terms

In this Annual Report, each of the following quoted terms has the meanings set forth after such term:

“Actual Exchange Rate”—With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

“Actual Execution Cash Order”—A Cash Order pursuant to which any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Authorized Participant.

“Additional Creation Cash”—In connection with a creation pursuant to an Actual Execution Cash Order, the amount of additional cash required to be delivered by the Authorized Participant in the event the price realized in acquiring the corresponding Total Basket Amount is higher than the Total Basket NAV on the trade date.

“Additional Redemption Cash”—In connection with a redemption pursuant to an Actual Execution Cash Order, the amount of additional cash to be delivered to the Authorized Participant in the event the price realized in disposing the corresponding Total Basket Amount is higher than the Total Basket NAV on the trade date.

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation or redemption of Shares.

“AML”—Anti-money laundering.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent Authorized Participants enter into or amend their respective Participant Agreements to provide for in-kind creations and redemptions).

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to the Sponsor causing the Trust to create and redeem Shares via in-kind transactions with Authorized Participants, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their AP Designee (as defined above) must own, a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

“Basket”—A block of 10,000 Shares.

“Basket Amount”—On any trade date, the amount of XRP required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the amount of XRP owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of XRP representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one XRP (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Basket NAV”—The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

“Binance”—Binance Holdings Ltd.

“Bitcoin”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network.

“Bitcoin Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network.

“Blockchain” or “XRP Blockchain”—The public transaction ledger of the XRP Network on which transactions in XRP are recorded.

“Board”—Board of Directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor. Prior to January 1, 2025, any references to the "Board" refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, any references to the "Board" refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the "Board" refer to the board of directors of Grayscale Investments.

“Cash Account”—The segregated account maintained by the Transfer Agent in the name of the Trust for purposes of receiving cash from Authorized Participants in connection with creations of Shares and distributing cash to Authorized Participants in connection with redemptions of Shares.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of XRP. A Cash Order may be executed as either a Variable Fee Cash Order or an Actual Execution Cash Order. Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations and redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders.

“CDI”—CoinDesk Indices, Inc., with its affiliates, including CC Data Limited.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFPB”—The Consumer Financial Protection Bureau.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“CME”—The Chicago Mercantile Exchange.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Co-Transfer Agent”—Continental Stock Transfer & Trust Company.

“Covered Person”—The Sponsor and its affiliates. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Liability of the Sponsor and Indemnification.”

“Creation Basket”—Basket of Shares issued by the Trust upon deposit of the Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

“Custodial and Prime Broker Services”—The services of the Custodian and the Prime Broker that provide for: (i) holding of the Trust’s XRP in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s XRP between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of XRP from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of XRP from the Vault Balance to a public blockchain address the Trust controls.

“Custodial Entities”—The Prime Broker, together with the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian and the Prime Broker as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“DCG Holdco”—DCG Grayscale Holdco, LLC.

“DCM”—A designated contract market, which is a board of trade (commonly referred to as an exchange) that operates under the regulatory oversight of the CFTC.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Annual Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell XRP based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of XRP, which consists of transactions on electronic Digital Asset Trading Platforms.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“DTC”—The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“Excess Creation Cash”—In connection with a creation pursuant to an Actual Execution Cash Order, the amount of excess cash to be returned to the Authorized Participant in the event the price realized in acquiring the corresponding Total Basket Amount is lower than the Total Basket NAV on the trade date.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FDIC”—The Federal Deposit Insurance Corporation.

“Fee Waiver Period”—The period from November 24, 2025 until the earlier of (x) February 25, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion.

“FinCEN”—The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“FSMA”—The Financial Services and Markets Act 2023.

“FTX”—FTX Trading Ltd.

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of Grayscale Operating, LLC, and GSO thereafter, which served as the Authorized Participant from October 3, 2022 through November 21, 2025.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

“ICE”—Intercontinental Exchange.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of XRP and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The CoinDesk XRP Benchmark Rate (formerly known as the CoinDesk XRP CCIXber Reference Rate). From the commencement of the Trust’s operations until September 30, 2025, the Index was the CoinDesk Ripple Price Index (XRX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of an XRP derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price” for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term XRP Index Price shall mean the Index Price as defined herein.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive XRP directly from the Trust’s Vault Balance. At this time, the Trust is not permitted to create or redeem Shares through In-Kind Orders.

“Investment Advisers Act”—Investment Advisers Act of 1940, as amended.

“Investment Company Act”—Investment Company Act of 1940, as amended.

“Investor”—Any investor that has entered into a subscription agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“ISG”—The Intermarket Surveillance Group.

“KYC”—Know-your-customer.

“Ledger” or “XRP Ledger”—The public transaction ledger of the XRP on which transactions in XRP are recorded.

“Layer 1”—The underlying smart contract platform blockchain on which a digital asset functions.

“Layer 2” —Protocols built on top of an underlying smart contract platform blockchain intended to provide scalability to the underlying blockchain by increasing transaction efficiency.

“Liquidity Engager”—Until December 31, 2024, Grayscale Investments, LLC, and on or after January 1, 2025, Grayscale Investments Sponsors, LLC, in each case acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of XRP in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the Liquidity Engager, will engage in XRP transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor or any Authorized Participant.

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated October 22, 2025, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

“MiCA”—The Markets in Crypto-Assets Regulation, which was approved by the Parliament of the European Union in 2023.

“MSB”—A money services business.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of XRP and Determination of NAV.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of XRP and Determination of NAV”.

“NYSE Arca”—NYSE Arca, Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets.

“Pre-Creation/Redemption Abandonment”—The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time or a Redemption Time (as the case may be) for the Trust.

“Pre-Creation/Redemption Abandonment Notices”—The notices, collectively, as amended or supplemented from time to time, delivered by the Sponsor to each of the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust, stating that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time for the Trust, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of October 3, 2025, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis.

“Redemption Basket”—Basket of Shares redeemed by the Trust upon distribution or disposition of the Basket Amount required for each such Redemption Basket.

“Redemption Cash Shortfall”—In connection with a redemption pursuant to an Actual Execution Cash Order, the amount by which the cash to be delivered to the Authorized Participant is reduced in the event the price realized in disposing the corresponding Total Basket Amount is lower than the Total Basket NAV on the trade date.

“Redemption Time”—With respect to the redemption of any Shares by the Trust, the time at which the Trust redeems such Shares.

“Reorganization”—The internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025.

“Required Redemption Cash”—The actual proceeds to the Trust from the liquidation of the Total Basket Amount.

“Ripple Labs” —Ripple Labs Inc.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Index”—The Coin Metrics Real-Time Rate.

“Secondary Index Price”—The price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. See “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” for a description of how the Secondary Index Price is utilized when the Index Price is unavailable.

“Secondary Index Provider”—Coin Metrics Inc., a Delaware corporation that publishes the Secondary Index.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca, Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Percentage”—A fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition.

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and became the sole remaining sponsor thereafter.

“Sponsor Contracts”—Certain contracts assigned by GSO pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust to GSIS in connection with the Reorganization.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in XRP, which accrues daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor has previously waived the Sponsor's Fee during the Fee Waiver Period, which ended on February 25, 2026, as described in more detail under “Item 1. Business—Expenses; Sales of XRP.”

“Tertiary Pricing Option”—The price set by the Trust’s principal market.

“Total Basket Amount”—With respect to any creation or redemption order, the applicable Basket Amount multiplied by the number of Baskets being created or redeemed.

“Total Basket NAV”—The applicable Basket NAV Amount multiplied by the number of Baskets being created or redeemed.

“Transfer Agency and Service Agreement”—The agreement between the Sponsor and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters.

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Treasury Regulations”—The regulations, including proposed or temporary regulations, promulgated under the Code.

“Trust”—Grayscale XRP Trust ETF, a Delaware statutory trust, formed on March 12, 2024 under the DSTA and pursuant to the Trust Agreement. On November 20, 2025, the Trust changed its name from Grayscale XRP Trust to Grayscale
XRP Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA.

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement, dated as of August 14, 2024 between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“UBTI”—Unrelated business taxable income.

“Uplisting Date”—November 24, 2025, the date on which the shares of Grayscale XRP Trust ETF began trading on NYSE Arca as shares of an exchange-traded product.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

“Variable Fee”—An amount in cash based on the Total Basket NAV, which shall be paid by the Authorized Participant in connection with Variable Fee Cash Orders. The amount may be changed by the Sponsor in its sole discretion at any time.

“Variable Fee Cash Order”—A Cash Order pursuant to which any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the applicable Liquidity Provider.

“Vault Balance”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s XRP on the Trust’s behalf.

“XRP”— XRP tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the XRP Network, comprising units that constitute the assets underlying the Trust’s Shares. See “Overview of the XRP Industry and Market.”

“XRP Network”—A decentralized public transaction ledger maintained by validators running XRP Ledger software. The XRP Network leverages the cryptographic and algorithmic mechanisms of the underlying protocol to govern its application. See “Overview of the XRP Industry and Market.

“Zcash” or “ZEC”—A type of digital asset based on an open source cryptographic protocol existing on the Zcash network.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale XRP Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Barry Silbert
	Name:	Barry Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Member of the Board of Directors Director*

By:	/s/ Simon Koster
	Name:	Simon Koster
	Title:	Member of the Board of Directors Director*

Date: March 12, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant, or directors of Grayscale Investments, Inc., the sole managing member of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, as applicable.

INDEX TO FINANCIAL STATEMENTS

Page
Grayscale XRP Trust ETF Annual Financial Statements

Report of Independent Registered Public Accounting Firm (KPMG LLP, PCAOB ID 185)	F-2

Statements of Assets and Liabilities at December 31, 2025 and 2024	F-3

Schedules of Investment at December 31, 2025 and 2024	F-4

Statements of Operations for the Year Ended December 31, 2025 and the Period from September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024	F-5

Statements of Changes in Net Assets for the Year Ended December 31, 2025 and the Period from September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024	F-6

Statement of Cash Flows for the Year Ended December 31, 2025	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of
Grayscale XRP Trust ETF:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment of Grayscale XRP Trust ETF (the Trust) as of December 31, 2025 and December 31, 2024, the related statements of operations and changes in net assets, for the year ended December 31, 2025 and for the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024, the statement of cash flows for the year ended December 31, 2025 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and December 31, 2024, and the results of its operations and changes in its net assets, for the year ended December 31, 2025 and for the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024, and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP We have served as the Trust’s auditor since 2024.
New York, New York
March 12, 2026

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements

GRAYSCALE XRP TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2025	2024
Assets:
Investment in XRP, at fair value (cost $253,881 and $3,205 as of December 31, 2025 and 2024, respectively)	$223,364	$10,450
Total assets	$223,364	$10,450
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$223,364	$10,450
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,300,100	250,800
Principal Market NAV per Share	$35.45	$41.67

See accompanying notes to financial statements.

GRAYSCALE XRP TRUST ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of XRP and percentages)

December 31, 2025
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	122,230,386.260970	$253,881	$223,364	100%
Total Investment		253,881	223,364	100%
Net assets			$223,364	100%

December 31, 2024
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	4,976,071.513885	$3,205	$10,450	100%
Total Investment		3,205	10,450	100%
Net assets			$10,450	100%

See accompanying notes to financial statements.

GRAYSCALE XRP TRUST ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31, 2025	September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	387	39
Gross expenses	387	39
Sponsor’s Fee Waiver, related party	(67)	-
Net expenses	320	39
Net investment loss	(320)	(39)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in XRP sold to pay expenses	197	22
Net realized gain on investment in XRP sold for redemption of Shares	-	-
Net change in unrealized appreciation/depreciation on investment in XRP	(37,762)	7,245
Net realized and unrealized (loss) gain on investment	(37,565)	7,267
Net (decrease) increase in net assets resulting from operations	$(37,885)	$7,228

See accompanying notes to financial statements.

GRAYSCALE XRP TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Year Ended December 31, 2025	September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
(Decrease) increase in net assets from operations:
Net investment loss	$(320)	$(39)
Net realized gain on investment in XRP sold to pay expenses	197	22
Net realized gain (loss) on investment in XRP sold for redemption of Shares	-	-
Net change in unrealized appreciation/depreciation on investment in XRP	(37,762)	7,245
Net (decrease) increase in net assets resulting from operations	(37,885)	7,228
Increase in net assets from capital share transactions:
Shares issued	250,799	3,222
Shares redeemed	-	-
Net increase in net assets resulting from capital share transactions	250,799	3,222
Total increase in net assets from operations and capital share transactions	212,914	10,450
Net assets:
Beginning of period	10,450	-
End of period	$223,364	$10,450
Change in Shares outstanding:
Shares outstanding at beginning of period	250,800	-
Shares issued	6,049,300	250,800
Shares redeemed	-	-
Net increase in Shares	6,049,300	250,800
Shares outstanding at end of period	6,300,100	250,800

See accompanying notes to financial statements.

GRAYSCALE XRP TRUST ETF

STATEMENT OF CASH FLOWS

(Amounts in thousands)

Year Ended December 31, 2025(1)
Cash used in operating activities
Net decrease in net assets resulting from operations	$(37,885)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of XRP(2)	$(248,119)
Proceeds from XRP sold to pay redemptions(2)	-
Proceeds from XRP sold to pay expenses	320
Net realized gain	(197)
Net change in unrealized appreciation/depreciation on investment in XRP	37,762
Change in operating assets and liabilities:
Sponsor’s Fee payable	-
Net cash used in operating activities	$(248,119)

Cash provided by financing activities
Proceeds from issuance of capital shares(2)	$248,119
Payments for capital shares redeemed(2)	-
Net cash provided by financing activities	$248,119

Cash
Net increase in cash	$-
Cash, beginning of year	-
Cash, end of year	$-

Supplemental disclosure of noncash activities
In-kind contributions of XRP for Shares issued	$542
Transfer of XRP to pay for Sponsor’s Fee	$320

(1)
No comparative financial statements have been provided, as the Trust did not hold any cash or cash equivalents prior to the Uplisting Date.
(2)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price as defined in the Trust Agreement.

See accompanying notes to financial statements.

GRAYSCALE XRP TRUST ETF

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale XRP Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on August 5, 2024 and commenced operations on September 5, 2024. In general, the Trust holds XRP tokens (“XRP”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for XRP. On November 20, 2025, the Trust changed its name from Grayscale XRP Trust (XRP) to Grayscale XRP Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. Prior to November 24, 2025, the redemption of Shares was not contemplated and the Trust did not operate a redemption program. However, the Sponsor has since authorized the commencement of the Trust’s redemption program on November 24, 2025 in connection with the uplisting of the Shares to NYSE Arca, Inc. (“NYSE Arca”). On January 31, 2025, NYSE Arca submitted an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to list the Shares of the Trust on NYSE Arca. On September 17, 2025, the Securities and Exchange Commission (the “SEC”) approved a proposed rule change for new Rule 8.201-E (Generic) with the SEC pursuant to Rule 19b-4 under the Exchange Act to amend NYSE Arca’s listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain generic requirements (the “Generic Listing Standards”). On November 21, 2025, NYSE Arca certified its approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and registration of the Shares under the Exchange Act, which began trading on NYSE Arca on November 24, 2025 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-289818). The Shares are listed on NYSE Arca under the ticker symbol “GXRP.” As of the date of this Annual Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act.

Effective November 24, 2025, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor (as defined below), but only in one or more whole “Baskets.” A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of XRP (or cash to acquire such amount of XRP) represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of XRP represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

The Trust’s investment objective is for the value of the Shares (based on XRP per Share) to reflect the value of XRP held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS, was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these audited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Staking ETF, Grayscale Ethereum Staking Mini ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF, Grayscale Solana Staking ETF, Grayscale Dogecoin Trust ETF, Grayscale Chainlink Trust ETF and, as of February 18, 2026, Grayscale Sui Staking ETF.

Authorized Participants of the Trust are the only entities who may place orders to create or redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, was the only Authorized Participant from September 5, 2024 (the commencement of the Trust’s operations) through November 21, 2025. On or after November 24, 2025, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval for listing and trading of the Shares of the Trust under the Generic Listing Standards, and the Trust has also since engaged other Authorized Participants. In connection with the entry into the Participant Agreements, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective December 1, 2025, Grayscale Securities no longer serves as Authorized Participant of the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Liquidity Providers facilitate the purchase and sale of XRP in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in XRP transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant.

Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Effective November 24, 2025, the Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s XRP which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the XRP held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.

Effective November 24, 2025, the transfer agent for the Trust (the “Transfer Agent”) is The Bank of New York Mellon. The responsibilities of the Transfer Agent are to (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. The co-transfer agent for the Trust (the “Co-Transfer Agent”) is Continental Stock Transfer & Trust Company.

The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

The marketing agent for the Trust (the “Marketing Agent”) is Foreside Fund Services, LLC. Effective November 24, 2025, the Marketing Agent provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

The Trust’s trading symbol on NYSE Arca is “GXRP” and the CUSIP number for its Shares is 38965L106.

The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in XRP, in accordance with the terms of the Trust Agreement.

Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of XRP and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. The Sponsor has committed to cause the Trust to abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. In furtherance of that commitment, the Prime Broker Agreement provides that the Trust is abandoning irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for XRP in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in XRP, including receiving XRP for the creation of Shares and delivering XRP for the redemption of Shares and for the payment of the Sponsor’s Fee. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for XRP in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that XRP is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives XRP in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of XRP traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the XRP received by the Trust in connection with a creation order is recorded by the Trust at the fair value of XRP at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of XRP for Share creations and the delivery of XRP for Share redemptions or for payment of expenses in XRP. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in XRP.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.
•
Level 2 – Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Trust.

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in XRP	$223,364	$223,364	$-	$-
December 31, 2024
Assets
Investment in XRP	$10,450	$10,450	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of XRP

XRP is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2025 and 2024 the Trust held 122,230,386.260970 and 4,976,071.513885 XRP, respectively.

The Trust determined the fair value per XRP to be $1.83 and $2.10 on December 31, 2025 and 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of XRP and the respective fair value:

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
Balance at September 5, 2024 (the Commencement of the Trust’s Operations)	-	$-
XRP contributed	5,006,299.850211	3,222
XRP distributed for Sponsor’s Fee, related party	(30,228.336326)	(39)
Net change in unrealized appreciation/depreciation on investment in XRP	-	7,245
Net realized gain on investment in XRP sold to pay expenses	-	22
Balance at December 31, 2024	4,976,071.513885	$10,450
XRP contributed	117,379,274.242225	250,799
XRP distributed for Sponsor’s Fee, related party	(124,959.495140)	(320)
Net change in unrealized appreciation/depreciation on investment in XRP	-	(37,762)
Net realized gain on investment in XRP sold to pay expenses	-	197
Net realized gain (loss) on investment in XRP sold for redemption of Shares	-	-
Balance at December 31, 2025	122,230,386.260970	$223,364

4. Creations and Redemptions of Shares

At December 31, 2025 and 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of XRP to the Trust or the distribution of XRP by the Trust. The amount of XRP required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of XRP owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of XRP representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 19.4013 and 19.8408 of one XRP at December 31, 2025 and 2024, respectively. The decrease in the amount of XRP represented by each Share is primarily a result of the Initial Distribution and the periodic withdrawal of XRP to pay the Sponsor’s Fee.

The cost basis of investments in XRP recorded by the Trust is the fair value of XRP, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the Creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating and redeeming Shares as a result of changes in the value of Shares or XRP.

On November 21, 2025, in connection with the approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, as amended, the Sponsor authorized the commencement of a redemption program once the registration statement on Form S-1, as amended, was declared effective.

Prior to uplisting the Shares to NYSE Arca, the Trust created Shares via both cash and in-kind transactions with the Authorized Participant and Liquidity Providers in exchange for XRP. As of the date of this Annual Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Year Ended December 31, 2025	September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	6,049,300	250,800
Shares redeemed	-	-
Net Change in Number of Shares Issued and Redeemed	6,049,300	250,800

(Amounts in thousands)	Year Ended December 31, 2025	September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$250,799	$3,222
Shares redeemed	-	-
Net Change in Value of Shares Issued and Redeemed	$250,799	$3,222

XRP receivable represents the value of XRP covered by contractually binding orders for the creation of Shares where the XRP has not yet been transferred to the Trust’s account. Generally, ownership of the XRP is transferred within no more than two business days of the trade date.

(Amounts in thousands)	Year Ended December 31, 2025	September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
XRP receivable	$-	$-

XRP payable represents the value of XRP covered by contractually binding orders for the redemption of Shares where the XRP has not yet been transferred out of the Trust’s account. Generally, ownership of the XRP is transferred within no more than two business days of the trade date.

(Amounts in thousands)	Year Ended December 31, 2025	September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
XRP payable	$-	$-

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of and during the year ended December 31, 2025 and the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2025 or 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of December 31, 2025 and 2024, 48,162 and 49,328 Shares of the Trust were held by related parties of the Trust, respectively.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to GSIS, a Delaware limited liability company and a consolidated subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, became the sole remaining Sponsor of the Trust.

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor. Also in connection with the Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments.

On November 20, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the A&R Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective November 24, 2025, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in XRP, daily in arrears. The amount of XRP payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of XRP used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of XRP is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2025 and 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the year ended December 31, 2025 and the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance XRP in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such XRP into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such XRP in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective November 24, 2025, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 25, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to February 25, 2026, the Sponsor’s Fee charged on assets over $1.0 billion would have become 0.35%. All investors will incur the same Sponsor’s Fee, which is the weighted average of those fee rates. Following the expiration of the Fee Waiver Period on February 25, 2026, the effective Sponsor’s Fee is now 0.35%. Prior to the Fee Waiver Period, for the period from January 1, 2025 until November 24, 2025 and the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024, the Trust incurred Sponsor’s Fees of $319,778 and $39,417, respectively. As of December 31, 2025 and 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the year ended December 31, 2025 and the period from September 5, 2024 (the commencement of the Trust’s operations) to December 31, 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, XRP. Investing in XRP is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the XRP held by the Trust, and fluctuations in the price of XRP could materially and adversely affect an investment in the Shares of the Trust. The price of XRP has a limited history. During such history, XRP prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of XRP, including, but not limited to, global XRP supply and demand, theft of XRP from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The XRP held by the Trust are commingled, and the Trust’s shareholders have no specific rights to any specific XRP. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.

There is currently no clearing house for XRP, nor is there a central or major depository for the custody of XRP. There is a risk that some or all of the Trust’s XRP could be lost or stolen. There can be no assurance that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s XRP. Further, transactions in XRP are irrevocable. Stolen or incorrectly transferred XRP may be irretrievable. As a result, any incorrectly executed XRP transactions could adversely affect an investment in the Shares.

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

If XRP is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for XRP. For example, it may become more difficult for XRP to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of XRP and cause users to migrate to other digital assets. As such, any determination that XRP is a security under federal or state securities laws may adversely affect the value of XRP and, as a result, an investment in the Shares.

In addition, if XRP is in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act of 1940 at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

To the extent a private key, held by the Custodian, required to access an address on the XRP Network holding XRP is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the XRP controlled by the private key and the private key will not be capable of being restored by the XRP Network. The processes by which XRP transactions are settled are dependent on the XRP peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of XRP.

The Trust relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

8. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2025

	Three Months Ended (unaudited)
(Amounts in thousands)	31-Mar-25	30-Jun-25	30-Sep-25	31-Dec-25	Year Ended December 31, 2025
Expenses
Sponsor’s Fee, related party	$82	$76	$108	$121	$387
Gross Expenses	82	76	108	121	387
Sponsor’s Fee Waiver, related party	—	—	—	(67)	(67)
Net Expenses	82	76	108	54	320
Net investment loss	(82)	(76)	(108)	(54)	(320)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in XRP sold to pay expenses	56	47	72	22	197
Net realized gain on investment in XRP sold for redemption of shares	—	—	—	—	—
Net change in unrealized appreciation/depreciation on investment in XRP	(392)	1,208	2,915	(41,493)	(37,762)
Net realized and unrealized (loss) gain on investment	(336)	1,255	2,987	(41,471)	(37,565)
Net (decrease) increase in net assets resulting from operations	$(418)	$1,179	$2,879	$(41,525)	$(37,885)

Fiscal Period from September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024

(Amounts in thousands)	September 5, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024 (unaudited)	Three Months Ended December 31, 2024 (unaudited)	September 5, 2024 (the Commencement of the Trust's Operations) to December 31, 2024
Expenses
Sponsor’s Fee, related party	$1	$38	$39
Net investment loss	$(1)	$(38)	$(39)
Net realized and unrealized gain from:
Net realized gain on investment in XRP sold to pay expenses	—	22	22
Net realized gain on investment in XRP sold for redemption of shares	—	—	—
Net change in unrealized appreciation/ depreciation on investment in XRP	99	7,146	7,245
Net realized and unrealized gain on investment	99	7,168	7,267
Net increase in net assets resulting from operations	$98	$7,130	$7,228

9. Financial Highlights Per Share Performance

	Year Ended December 31, 2025	September 5, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Per Share Data:
Principal Market NAV, beginning of period	$41.67	$10.85
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.42)	(0.21)
Net realized and unrealized (loss) gain	(5.80)	31.03
Net (decrease) increase in net assets resulting from operations	(6.22)	30.82
Principal Market NAV, end of period	$35.45	$41.67
Total return	-14.93%	284.06%
Ratios to average net assets:
Net investment loss	-1.00%	-2.50%
Gross expenses	-1.21%	-0.80%
Net expenses	-1.00%	-2.50%

Ratios of net investment loss and expenses to average net assets have been annualized.

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the year and assuming redemption on the last day of the year.

10. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

11. Subsequent Events

Following the expiration of the three-month Sponsor’s Fee waiver on February 25, 2026, the effective Sponsor’s Fee is now 0.35%.

As of the close of business on March 6, 2026, the fair value of XRP determined in accordance with the Trust’s accounting policy was $1.36 per XRP.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.