Form 10-Q
period 2026-03-31
Grayscale XRP Trust ETF
filed 2026-05-08
CIK 2037427

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-42970

Grayscale XRP Trust ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-6768079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale XRP Trust ETF Shares	GXRP	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of May 4, 2026: 2,440,100

Grayscale® XRP Trust ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale XRP Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 24.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Grayscale XRP Trust ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	December 31, 2025
Assets:
Investment in XRP, at fair value (cost $93,174 and $253,881 as of March 31, 2026 and December 31, 2025, respectively)	$61,516	$223,364
Total assets	$61,516	$223,364
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$61,516	$223,364
Shares issued and outstanding, no par value (unlimited Shares authorized)	2,360,100	6,300,100
Principal Market NAV per Share	$26.06	$35.45

See accompanying notes to the unaudited financial statements.

Grayscale XRP Trust ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of XRP and percentages)

March 31, 2026
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	45,774,148.347279	$93,174	$61,516	100%
Total Investment		$93,174	$61,516	100%
Net assets			$61,516	100%

December 31, 2025
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	122,230,386.260970	$253,881	$223,364	100%
Total Investment		$253,881	$223,364	100%
Net assets			$223,364	100%

See accompanying notes to the unaudited financial statements.

Grayscale XRP Trust ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	115	82
Gross expenses	115	82
Sponsor’s Fee Waiver, related party	(92)	-
Net expenses	23	82
Net investment loss	(23)	(82)
Net realized and unrealized loss from:
Net realized (loss) gain on investment in XRP sold to pay expenses	(10)	56
Net realized loss on investment in XRP sold for redemption of Shares	(33,728)	-
Net change in unrealized appreciation/depreciation on investment in XRP	(1,141)	(392)
Net realized and unrealized loss on investment	(34,879)	(336)
Net decrease in net assets resulting from operations	$(34,902)	$(418)

See accompanying notes to the unaudited financial statements.

Grayscale XRP Trust ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2026	2025
Decrease in net assets from operations:
Net investment loss	$(23)	$(82)
Net realized (loss) gain on investment in XRP sold to pay expenses	(10)	56
Net realized loss on investment in XRP sold for redemption of Shares	(33,728)	-
Net change in unrealized appreciation/depreciation on investment in XRP	(1,141)	(392)
Net decrease in net assets resulting from operations	(34,902)	(418)
(Decrease) increase in net assets from capital share transactions:
Shares issued	53,135	1,413
Shares redeemed	(180,081)	-
Net (decrease) increase in net assets resulting from capital share transactions	(126,946)	1,413
Total (decrease) increase in net assets from operations and capital share transactions	(161,848)	995
Net assets:
Beginning of period	223,364	10,450
End of period	$61,516	$11,445
Change in Shares outstanding:
Shares outstanding at beginning of period	6,300,100	250,800
Shares issued	1,360,000	26,900
Shares redeemed	(5,300,000)	-
Net (decrease) increase in Shares	(3,940,000)	26,900
Shares outstanding at end of period	2,360,100	277,700

See accompanying notes to the unaudited financial statements.

Grayscale XRP Trust ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale XRP Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on August 5, 2024 and commenced operations on September 5, 2024. The Trust’s investment objective is for the value of the Shares (based on XRP per Share) to reflect the value of the XRP held by the Trust, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for XRP.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on November 21, 2025 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GXRP” on November 24, 2025 (the “Uplisting Date”).

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS,” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s XRP which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the XRP held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.

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

On November 24, 2025, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-289818). The Trust’s trading symbol on NYSE Arca is “GXRP” and the CUSIP number for its Shares is 38965L106.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. As such, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented. The Trust uses fair value as its method of accounting for XRP in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

The Trust only receives XRP in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in XRP	$61,516	$61,516	$-	$-
December 31, 2025
Assets
Investment in XRP	$223,364	$223,364	$-	$-

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

3. Fair Value of XRP

XRP is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2026 and December 31, 2025, the Trust held 45,774,148.347279 and 122,230,386.260970 XRP, respectively.

The Trust determined the fair value per XRP to be $1.34 and $1.83 on March 31, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of XRP and the respective fair value:

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
Balance at December 31, 2024	4,976,071.513885	$10,450
XRP contributed	531,754.220853	1,413
XRP distributed for Sponsor’s Fee, related party	(31,897.959724)	(82)
Net change in unrealized appreciation/depreciation on investment in XRP	-	(392)
Net realized gain on investment in XRP sold to pay expenses	-	56
Balance at March 31, 2025	5,475,927.775014	$11,445

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
Balance at December 31, 2025	122,230,386.260970	$223,364
XRP contributed	26,385,823.292211	53,135
XRP redeemed	(102,825,907.325830)	(180,081)
XRP distributed for Sponsor’s Fee, related party	(16,153.880072)	(23)
Net change in unrealized appreciation/depreciation on investment in XRP	-	(1,141)
Net realized loss on investment in XRP sold to pay expenses	-	(10)
Net realized loss on investment in XRP sold for redemption of Shares	-	(33,728)
Balance at March 31, 2026	45,774,148.347279	$61,516

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of XRP to the Trust or the distribution of XRP by the Trust. The amount of XRP required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of XRP owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of XRP representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 19.3950 and 19.4013 of one XRP at March 31, 2026 and December 31, 2025, respectively. The decrease in the amount of XRP represented by each Share is primarily a result of the periodic withdrawal of XRP to pay the Sponsor’s Fee.

As of the date of this Quarterly Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended March 31,
	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	1,360,000	26,900
Shares redeemed	(5,300,000)	-
Net Change in Number of Shares Issued and Redeemed	(3,940,000)	26,900

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$53,135	$1,413
Shares redeemed	(180,081)	-
Net Change in Value of Shares Issued and Redeemed	$(126,946)	$1,413

XRP receivable represents the value of XRP covered by contractually binding orders for the creation of Shares where the XRP has not yet been transferred to the Trust’s account. Generally, ownership of the XRP is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
XRP receivable	$-	$-

XRP payable represents the value of XRP covered by contractually binding orders for the redemption of Shares where the XRP has not yet been transferred out of the Trust’s account. Generally, ownership of the XRP is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
XRP payable	$-	$-

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2026: DCG, GSO, GSIS and Grayscale Securities, LLC. As of March 31, 2026 and December 31, 2025, 7,026 and 48,162 Shares of the Trust were held by related parties of the Trust, respectively.

On November 20, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the Amended and Restated Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective November 24, 2025, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in XRP, daily in arrears. The amount of XRP payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of XRP used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of XRP is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2026 and 2025.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance of XRP in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such XRP into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such XRP in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective November 24, 2025, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 25, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on February 25, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.35%.

For the period from the Sponsor’s Fee Waiver Expiration Date through March 31, 2026 and the three months ended March 31, 2025, the Trust incurred Sponsor’s Fees of $22,482 and $81,397, respectively. As of March 31, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

7. Concentration Risk

The Trust’s investment portfolio is concentrated in XRP, and its net asset value and results of operations are directly affected by the price of XRP, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to XRP and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of XRP.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$35.45	$41.67
Net decrease in net assets from investment operations:
Net investment loss	(0.01)	(0.31)
Net realized and unrealized loss	(9.38)	(0.15)
Net decrease in net assets resulting from operations	(9.39)	(0.46)
Principal Market NAV, end of period	$26.06	$41.21
Total return	-26.49%	-1.10%
Ratios to average net assets:
Net investment loss	-0.07%	-2.50%
Gross expenses	-0.35%	-2.50%
Net expenses	-0.07%	-2.50%

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

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.

9. Indemnifications

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

10. Subsequent Events

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds XRP and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of XRP. On November 21, 2025, in connection with the approval of the application under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on November 24, 2025, following the effectiveness of the Trust’s registration statement on Form S-1. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for XRP. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on XRP per Share) to reflect the value of the XRP held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in XRP, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to XRP. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

The Trust only receives XRP in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, XRP and price of XRP amounts, are in thousands)

	Three Months Ended March 31,
	2026	2025
Net realized and unrealized loss on investment in XRP	$(34,879)	$(336)
Net decrease in net assets resulting from operations	$(34,902)	$(418)
Net assets(1)	$61,516	$11,445
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of XRP on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in XRP for the three months ended March 31, 2026 was ($34,879), which includes a realized loss of ($10) on the transfer of XRP to pay the Sponsor’s Fee, a realized loss of ($33,728) on the sale of XRP to meet redemptions, and net change in unrealized appreciation/depreciation on investment in XRP of ($1,141). Net realized and unrealized loss on investment in XRP for the period was driven by XRP price depreciation from $1.83 per XRP as of December 31, 2025, to $1.34 per XRP as of March 31, 2026. Net decrease in net assets resulting from operations was ($34,902) for the three months ended March 31, 2026, which consisted of the net realized and unrealized loss on investment in XRP, plus the Sponsor’s Fee of $23. Net assets decreased to $61,516 at March 31, 2026, a 72% decrease for the three-month period. The decrease in net assets resulted from the aforementioned XRP price depreciation, the withdrawal of approximately 16,154 XRP to pay the foregoing Sponsor’s Fee, and the redemption of approximately 102,825,907 XRP with a value of $180,081 from the Trust, partially offset by the contribution of approximately 26,385,823 XRP with a value of $53,135 to the Trust in connection with Share creations during the period.

Net realized and unrealized loss on investment in XRP for the three months ended March 31, 2025 was ($336), which includes a realized gain of $56 on the transfer of XRP to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in XRP of ($392). Net realized and unrealized loss on investment in XRP for the period was driven by XRP price depreciation from $2.10 per XRP as of December 31, 2024, to $2.09 per XRP as of March 31, 2025. Net decrease in net assets resulting from operations was ($418) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in XRP, plus the Sponsor’s Fee of $82. Net assets increased to $11,445 at March 31, 2025, a 10% increase for the three-month period. The increase in net assets resulted from the contribution of approximately 531,754 XRP with a value of $1,413 to the Trust in connection with Share creations during the period, partially offset by the aforementioned XRP price depreciation and the withdrawal of approximately 31,898 XRP to pay the foregoing Sponsor’s Fee.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective November 24, 2025, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 25, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on February 25, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.35%.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of March 31,
	2026	2025
Price of XRP on principal market	$1.34	$2.09
Principal Market NAV per Share(1)	$26.06	$41.21
Principal Market NAV(1)	$61,515,878	$11,444,689
Index Price	$1.34	$2.09
NAV per Share(2)	$26.07	$41.21
NAV(2)	$61,517,160	$11,444,689

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of XRP based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of March 31, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, GATE, Gemini, Hashkey, Kraken, LMAX Digital, and OKX. The Digital Asset Trading Platforms included in the Index as of March 31, 2025 were Bitstamp by Robinhood, Coinbase, Crypto.com, Kraken and LMAX Digital. See “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

The Trust reflects creations and redemptions and the XRP for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the trade date, which is the business day an accepted creation or redemption order is placed by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the XRP for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the XRP are delivered or removed from the Trust for settlement.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from September 5, 2024 (the commencement of the Trust’s operations) to March 31, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from September 5, 2024 (the commencement of the Trust’s operations) to March 31, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of March 31, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
September 5, 2024 (the commencement of the Trust's operations) to March 31, 2025	$1.75	$3.29	1/16/2025	$0.50	11/3/2024	$2.09	$2.09
Twelve months ended March 31, 2026	$2.26	$3.55	7/21/2025	$1.19	2/5/2026	$1.34	$1.34
September 5, 2024 (the commencement of the Trust's operations) to March 31, 2026	$2.08	$3.55	7/21/2025	$0.50	11/3/2024	$1.34	$1.34

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Trust’s principal market, from September 5, 2024 (the commencement of the Trust’s operations) to March 31, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
September 5, 2024 (the commencement of the Trust's operations) to March 31, 2025	$1.75	$3.29	1/16/2025	$0.50	11/3/2024	$2.09	$2.09
Twelve months ended March 31, 2026	$2.26	$3.55	7/21/2025	$1.19	2/5/2026	$1.34	$1.34
September 5, 2024 (the commencement of the Trust's operations) to March 31, 2026	$2.08	$3.55	7/21/2025	$0.50	11/3/2024	$1.34	$1.34

Effective as of November 24, 2025, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from November 24, 2025 to March 31, 2026.

GXRP Premium/(Discount): GXRP Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from November 24, 2025 to March 31, 2026.

GXRP Premium/(Discount): GXRP Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended March 31, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GXRP Redeemed	Average Price Paid per Share of GXRP(1)
January 1, 2026 - January 31, 2026	4,390,000	$35.59
February 1, 2026 - February 28, 2026	510,000	26.11
March 1, 2026 - March 31, 2026	400,000	26.34
Total	5,300,000	$33.98
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Item 10. Directors, Executive Officers and Corporate Governance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Liquidity Provider Agreement.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Glossary of Defined Terms

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

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent the Trust is permitted to create and redeem Shares via in-kind transactions with Authorized Participants).

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to the Sponsor causing the Trust to create and redeem Shares via in-kind transactions with Authorized Participants, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their AP Designee (as defined above) must own, an XRP wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

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

“Board”—Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

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

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

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

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“DSTA”—The Delaware Statutory Trust Act, as amended

“Fee Waiver Period”—The period from November 24, 2025 until the earlier of (x) February 25, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion.

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

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

“Index”—The CoinDesk XRP Benchmark Rate.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of an XRP derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated.

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

“Liquidity Engager”—Grayscale Investments Sponsors, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of XRP in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in XRP transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated October 22, 2025, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of XRP and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of XRP and Determination of NAV” in our Annual Report.

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

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in XRP, which accrues daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor previously waived the Sponsor’s Fee during the Fee Waiver Period, which ended on February 25, 2026, as described in more detail under “Item 1. Business—Expenses; Sales of XRP” of our Annual Report on Form 10-K.

“Sponsor’s Fee Waiver Expiration Date”—The expiration date of the three-month Sponsor’s Fee waiver, effective February 25, 2026.

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”—Grayscale XRP Trust ETF, a Delaware statutory trust, formed on August 5, 2024 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement, dated as of August 14, 2024, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto, and as the same may be further amended from time to time.

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

“XRP”—XRP tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the XRP Network, comprising units that constitute the assets underlying the Trust’s Shares.

“XRP Network”—A decentralized public transaction ledger maintained by validators running XRP Ledger software. The XRP Network leverages the cryptographic and algorithmic mechanisms of the underlying protocol to govern its application. See “Item 1. Business—Overview of the XRP Industry and Market” in our Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale XRP Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: May 8, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.