Form 10-Q
period 2026-06-30
Grayscale XRP Trust ETF
filed 2026-08-04
CIK 2037427

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of July 30, 2026: 2,840,100

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 25.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Grayscale XRP Trust ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in XRP, at fair value (cost $105,398 and $253,881 as of June 30, 2026 and December 31, 2025, respectively)	$57,413	$223,364
Total assets	$57,413	$223,364
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$57,413	$223,364
Shares issued and outstanding, no par value (unlimited Shares authorized)	2,840,100	6,300,100
Principal Market NAV per Share	$20.22	$35.45

See accompanying notes to the unaudited financial statements.

Grayscale XRP Trust ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of XRP and percentages)

June 30, 2026
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	55,035,728.016985	$105,398	$57,413	100%
Total Investment		$105,398	$57,413	100%
Net assets			$57,413	100%

December 31, 2025
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	122,230,386.260970	$253,881	$223,364	100%
Total Investment		$253,881	$223,364	100%
Net assets			$223,364	100%

See accompanying notes to the unaudited financial statements.

Grayscale XRP Trust ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	57	76	172	158
Gross expenses	57	76	172	158
Sponsor’s Fee Waiver, related party	-	-	(92)	-
Net expenses	57	76	80	158
Net investment loss	(57)	(76)	(80)	(158)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in XRP sold to pay expenses	(29)	47	(39)	103
Net realized loss on investment in XRP sold for redemption of Shares	(433)	-	(34,161)	-
Net change in unrealized appreciation/depreciation on investment in XRP	(16,327)	1,208	(17,468)	816
Net realized and unrealized (loss) gain on investment	(16,789)	1,255	(51,668)	919
Net (decrease) increase in net assets resulting from operations	$(16,846)	$1,179	$(51,748)	$761

See accompanying notes to the unaudited financial statements.

Grayscale XRP Trust ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Decrease) increase in net assets from operations:
Net investment loss	$(57)	$(76)	$(80)	$(158)
Net realized (loss) gain on investment in XRP sold to pay expenses	(29)	47	(39)	103
Net realized loss on investment in XRP sold for redemption of Shares	(433)	-	(34,161)	-
Net change in unrealized appreciation/depreciation on investment in XRP	(16,327)	1,208	(17,468)	816
Net (decrease) increase in net assets resulting from operations	(16,846)	1,179	(51,748)	761
Increase (decrease) in net assets from capital share transactions:
Shares issued	13,442	269	66,577	1,682
Shares redeemed	(699)	-	(180,780)	-
Net increase (decrease) in net assets resulting from capital share transactions	12,743	269	(114,203)	1,682
Total (decrease) increase in net assets from operations and capital share transactions	(4,103)	1,448	(165,951)	2,443
Net assets:
Beginning of period	61,516	11,445	223,364	10,450
End of period	$57,413	$12,893	$57,413	$12,893
Change in Shares outstanding:
Shares outstanding at beginning of period	2,360,100	277,700	6,300,100	250,800
Shares issued	510,000	5,900	1,870,000	32,800
Shares redeemed	(30,000)	-	(5,330,000)	-
Net increase (decrease) in Shares	480,000	5,900	(3,460,000)	32,800
Shares outstanding at end of period	2,840,100	283,600	2,840,100	283,600

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of XRP for Share creations and the delivery of XRP for Share redemptions, or for payment of expenses in XRP. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in XRP.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in XRP	$57,413	$57,413	$-	$-
December 31, 2025
Assets
Investment in XRP	$223,364	$223,364	$-	$-

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

3. Fair Value of XRP

XRP is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 55,035,728.016985 and 122,230,386.260970 XRP, respectively.

The Trust determined the fair value per XRP to be $1.04 and $1.83 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of XRP and the respective fair value:

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
Balance at December 31, 2024	4,976,071.513885	$10,450
XRP contributed	647,661.688550	1,682
XRP distributed for Sponsor’s Fee, related party	(66,212.854824)	(158)
Net change in unrealized appreciation/depreciation on investment in XRP	-	816
Net realized gain on investment in XRP sold to pay expenses	-	103
Balance at June 30, 2025	5,557,520.347611	$12,893

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
Balance at December 31, 2025	122,230,386.260970	$223,364
XRP contributed	36,272,724.963349	66,577
XRP redeemed	(103,407,400.712419)	(180,780)
XRP distributed for Sponsor’s Fee, related party	(59,982.494915)	(80)
Net change in unrealized appreciation/depreciation on investment in XRP	-	(17,468)
Net realized loss on investment in XRP sold to pay expenses	-	(39)
Net realized loss on investment in XRP sold for redemption of Shares	-	(34,161)
Balance at June 30, 2026	55,035,728.016985	$57,413

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of XRP to the Trust or the distribution of XRP by the Trust. The amount of XRP required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of XRP owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of XRP representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 19.3781 and 19.4013 XRP at June 30, 2026 and December 31, 2025, respectively. The decrease in the amount of XRP represented by each Share is primarily a result of the periodic withdrawal of XRP to pay the Sponsor’s Fee.

As of the date of this Quarterly Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	510,000	5,900	1,870,000	32,800
Shares redeemed	(30,000)	-	(5,330,000)	-
Net Change in Number of Shares Issued and Redeemed	480,000	5,900	(3,460,000)	32,800

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$13,442	$269	$66,577	$1,682
Shares redeemed	(699)	-	(180,780)	-
Net Change in Value of Shares Issued and Redeemed	$12,743	$269	$(114,203)	$1,682

XRP receivable represents the value of XRP covered by contractually binding orders for the creation of Shares where the XRP has not yet been transferred to the Trust’s account. Generally, ownership of the XRP is transferred within no more than two business days of the trade date.

	As of June 30,
(Amounts in thousands)	2026	2025
XRP receivable	$-	$-

XRP payable represents the value of XRP covered by contractually binding orders for the redemption of Shares where the XRP has not yet been transferred out of the Trust’s account. Generally, ownership of the XRP is transferred within no more than two business days of the trade date.

	As of June 30,
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the

Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS and Grayscale Securities, LLC. As of June 30, 2026 and December 31, 2025, 5,310 and 48,162 Shares of the Trust were held by related parties of the Trust, respectively.

On November 20, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the Amended and Restated Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective November 24, 2025, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in XRP, daily in arrears. The amount of XRP payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of XRP used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of XRP is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $56,838 and $75,761, respectively. For the period from the Sponsor’s Fee Waiver Expiration Date through June 30, 2026 and the six months ended June 30, 2025, the Trust incurred Sponsor’s Fees of $79,320 and $157,158, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$26.06	$41.21	$35.45	$41.67
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.01)	(0.27)	$(0.02)	(0.58)
Net realized and unrealized (loss) gain	(5.83)	4.52	$(15.21)	4.37
Net (decrease) increase in net assets resulting from operations	(5.84)	4.25	$(15.23)	3.79
Principal Market NAV, end of period	$20.22	$45.46	$20.22	$45.46
Total return	-22.41%	10.31%	-42.96%	9.10%
Ratios to average net assets:
Net investment loss	-0.35%	-2.50%	-0.16%	-2.50%
Gross expenses	-0.35%	-2.50%	-0.35%	-2.50%
Net expenses	-0.35%	-2.50%	-0.16%	-2.50%

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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, XRP and price of XRP amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in XRP	$(16,789)	$1,255	$(51,668)	$919
Net (decrease) increase in net assets resulting from operations	$(16,846)	$1,179	$(51,748)	$761
Net assets(1)	$57,413	$12,893	$57,413	$12,893
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of XRP on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in XRP for the three months ended June 30, 2026 was ($16,789), which includes a realized loss of ($29) on the transfer of XRP to pay the Sponsor’s Fee, a realized loss of ($433) on the sale of XRP to meet redemptions, and net change in unrealized appreciation/depreciation on investment in XRP of ($16,327). Net realized and unrealized loss on investment in XRP for the period was driven by XRP price depreciation from $1.34 per XRP as of March 31, 2026, to $1.04 per XRP as of June 30, 2026. Net decrease in net assets resulting from operations was ($16,846) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in XRP, plus the Sponsor’s Fee of $57. Net assets decreased to $57,413 at June 30, 2026, a 7% decrease for the three-month period. The decrease in net assets resulted from the aforementioned XRP price depreciation, the withdrawal of approximately 43,829 XRP to pay the foregoing Sponsor’s Fee, and the redemption of approximately 581,493 XRP with a value of $699 from the Trust, partially offset by the contribution of approximately 9,886,902 XRP with a value of $13,442 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in XRP for the three months ended June 30, 2025 was $1,255, which includes a realized gain of $47 on the transfer of XRP to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in XRP of $1,208. Net realized and unrealized gain on investment in XRP for the period was driven by XRP price appreciation from $2.09 per XRP as of March 31, 2025, to $2.32 per XRP as of June 30, 2025. Net increase in net assets resulting from operations was $1,179 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in XRP, less the Sponsor’s Fee of $76. Net assets increased to $12,893 at June 30, 2025, a 13% increase for the three-month period. The increase in net assets resulted from the aforementioned XRP price appreciation and the contribution of approximately 115,907 XRP with a value of $269 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 34,315 XRP to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XRP for the six months ended June 30, 2026 was ($51,668), which includes a realized loss of ($39) on the transfer of XRP to pay the Sponsor’s Fee, a realized loss of ($34,161) on the sale of XRP to meet redemptions, and net change in unrealized appreciation/depreciation on investment in XRP of ($17,468). Net realized and unrealized loss on investment in XRP for the period was driven by XRP price depreciation from $1.83 per XRP as of December 31, 2025, to $1.04 per XRP as of June 30, 2026. Net decrease in net assets resulting from operations was ($51,748) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in XRP, plus the Sponsor’s Fee of $80. Net assets decreased to $57,413 at June 30, 2026, a 74% decrease for the six-month period. The decrease in net assets resulted from the aforementioned XRP price depreciation, the withdrawal of approximately 59,982 XRP to pay the foregoing Sponsor’s Fee, and the redemption of approximately 103,407,401 XRP with a value of $180,780 from the Trust, partially offset by the contribution of approximately 36,272,725 XRP with a value of $66,577 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in XRP for the six months ended June 30, 2025 was $919, which includes a realized gain of $103 on the transfer of XRP to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in XRP of $816. Net realized and unrealized gain on investment in XRP for the period was driven by XRP price appreciation from $2.10 per XRP as of December 31, 2024, to $2.32 per XRP as of June 30, 2025. Net increase in net assets resulting from operations was $761 for the six months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in XRP, less the Sponsor’s Fee of $158. Net assets increased to $12,893 at June 30, 2025, a 23% increase for the six-month period. The increase in net assets resulted from the aforementioned XRP price appreciation and the contribution of approximately 647,661 XRP with a value of $1,682 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 66,213 XRP to pay the foregoing Sponsor’s Fee.

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

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of June 30,
	2026	2025
Price of XRP on principal market	$1.04	$2.32
Principal Market NAV per Share(1)	$20.22	$45.46
Principal Market NAV(1)	$57,413,271	$12,893,447
Index Price	$1.04	$2.32
NAV per Share(2)	$20.23	$45.46
NAV(2)	$57,462,804	$12,893,447

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of XRP based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, and OKX. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Bitstamp by Robinhood, Crypto.com, Kraken and LMAX Digital. See “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from September 5, 2024 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the XRP Industry and Market—XRP Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from September 5, 2024 (the commencement of the Trust’s operations) to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
September 5, 2024 (the commencement of the Trust's operations) to June 30, 2025	$1.89	$3.29	1/16/2025	$0.50	11/3/2024	$2.32	$2.32
Twelve months ended June 30, 2026	$2.04	$3.55	7/21/2025	$1.03	6/25/2026	$1.04	$1.04
September 5, 2024 (the commencement of the Trust's operations) to June 30, 2026	$1.97	$3.55	7/21/2025	$0.50	11/3/2024	$1.04	$1.04

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Trust’s principal market, from September 5, 2024 (the commencement of the Trust’s operations) to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
September 5, 2024 (the commencement of the Trust's operations) to June 30, 2025	$1.89	$3.29	1/16/2025	$0.50	11/3/2024	$2.32	$2.32
Twelve months ended June 30, 2026	$2.04	$3.55	7/21/2025	$1.03	6/25/2026	$1.04	$1.04
September 5, 2024 (the commencement of the Trust's operations) to June 30, 2026	$1.97	$3.55	7/21/2025	$0.50	11/3/2024	$1.04	$1.04

Effective as of November 24, 2025, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from November 24, 2025 to June 30, 2026.

GXRP Premium/(Discount): GXRP Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from November 24, 2025 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GXRP Redeemed	Average Price Paid per Share of GXRP(1)
April 1, 2026 - April 30, 2026	-	$-
May 1, 2026 - May 31, 2026	-	-
June 1, 2026 - June 30, 2026	30,000	23.31
Total	30,000	$23.31
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale XRP Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 4, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.